Form 10QSB
period 1996-03-31
MONOCACY BANCSHARES INC
filed 1996-05-09
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Maryland                              52-1824297
         (State or Other Jurisdiction                    (I.R.S. Employer
         of Incorporation or Organization)               Identification No.)

               222 E. Baltimore Street
                Taneytown, Maryland                           21787
         (Address of Principal Executive                      (Zip Code)
         Offices)

                                 (410) 756-2655
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                  No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,460,152 shares of Common Stock, $5 par value per share, were outstanding as of May 10, 1996.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I        -        FINANCIAL INFORMATION

         Item 1. Financial Statements

                       Consolidated Balance Sheets . . . . . . . . . . . . . 1

                       Consolidated Income Statements . . . . . . . . . . . .2

                       Consolidated Statements of Stockholders' Equity . . . 3

                       Consolidated Statements of Cash Flow . . . . . . . . .4

                       Notes to Consolidated Financial Statements . . . . . .5

         Item 2. Management's Discussion and Analysis of Financial

                       Condition and Results of Operations . . . . . . . . . 6

PART II       -        OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . 10
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . 10
         Item 4.  Submission of Matters to a Vote of Security Holders . . . 10
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 10
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                              March 31,                December 31,
                        Assets                                   1996                      1995
                        ------
                                                          -------------------       -------------------
                                                             (unaudited)
Cash and due from banks                                 $          8,592,135      $         10,734,907
Federal funds sold                                                 3,300,000                36,408,708
Interest-bearing deposits with other banks                           415,927                   804,820
Securities available for sale                                     77,889,524                53,840,610
Investment securities (approximate fair value of
     $25,227,240 and $46,665,145)                                 25,808,422                15,523,954
Loans, less allowance for loan losses of
     $1,970,279 and $1,912,722                                   137,300,427               137,222,322
Bank premises and equipment                                        7,179,727                 6,233,342
Other real estate owned                                            1,311,774                 1,310,842
Deferred income taxes                                                771,041                   520,297
Accrued interest receivable                                        2,205,178                 1,663,410
Other assets                                                       1,294,713                 1,930,407
                                                          -------------------       -------------------
                                          Total assets  $        266,068,868      $        266,193,619
                                                          ===================       ===================

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                         $         24,950,189      $         21,317,312
  Interest bearing deposits                                      200,764,369               202,094,532
                                                          -------------------       -------------------
                                                                 225,714,558               223,411,844
  Federal funds purchased                                                  -                         -
  Other borrowings                                                17,419,941                19,633,051
  Accrued interest and other expenses payable                      1,363,886                   752,270
  Dividends payable                                                  145,838                   132,356
  Other liabilities                                                  780,463                 1,096,017
                                                          -------------------       -------------------
                                     Total liabilities           245,424,686               245,025,538

Stockholders' Equity:
  Common stock                                                     7,286,865                 6,617,775
  Common stock dividend to be distributed                                  -                 2,845,643
  Surplus                                                          8,983,515                 6,777,176
  Retained earnings                                                5,231,136                 4,908,739
  Net unrealized gain (loss) on
    securities available for sale                                   (857,334)                   18,748
                                                          -------------------       -------------------
                            Total stockholders' equity            20,644,182                21,168,081
                                                          -------------------       -------------------

Total liabilities and stockholders' equity              $        266,068,868      $        266,193,619
                                                          ===================       ===================

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements
               For the three months ended March 31, 1996 and 1995
                                  (unaudited)

                                                                1996                         1995
                                                         -------------------          -------------------
Interest income:
      Loans, including fees                         $             3,270,267      $             3,347,643
      Interest-bearing deposits with other banks                     31,753                       47,943
      Federal funds sold                                            125,800                        4,016
      Securities available for sale                               1,136,457                      107,682
      Investment securities                                         186,159                      557,660
                                                         -------------------          -------------------
         Total interest income                                    4,750,436                    4,064,944
                                                         -------------------          -------------------

Interest expense:
      Deposits                                                    2,406,959                    1,475,481
      Federal funds purchased                                             0                       18,749
      Other borrowings                                              276,105                      232,779
                                                         -------------------          -------------------
         Total interest expense                                   2,683,064                    1,727,009
                                                         -------------------          -------------------
             Net interest income                                  2,067,372                    2,337,935
Provision for loan losses                                            75,000                      150,000
                                                         -------------------          -------------------
             Net interest income after
              provision for loan losses                            1,992,372                    2,187,935
                                                         -------------------          -------------------

Noninterest income:
      Service charges on deposit accounts                            84,841                       75,009
      Other service charges                                         167,786                       82,365
      Trust department fees                                          34,265                       32,028
      Gains and fees on sales of loans                               59,023                       24,844
      Gains (losses) on sales of securities                          33,695                       11,549
      Other                                                          59,391                       79,276
                                                         -------------------          -------------------
         Total noninterest income                                   439,001                      305,071
                                                         -------------------          -------------------
Noninterest expense:
      Salaries & employee benefits                                1,085,674                      956,298
      Occupancy                                                     148,175                      104,897
      Equipment                                                     175,401                      140,415
      Deposit insurance                                              24,463                       95,793
      Professional fees                                              66,901                       62,706
      Other                                                         337,973                      292,448
                                                         -------------------          -------------------
         Total noninterest expense                                1,838,587                    1,652,557
                                                         -------------------          -------------------

Income before income taxes                                          592,786                      840,449
Provision for income taxes                                          124,560                      233,563
                                                         -------------------          -------------------
Net income                                          $               468,226      $               606,886
                                                         ===================          ===================

Net income per common share                         $                  0.32      $                  0.42
                                                         ===================          ===================

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
      (Information for the three months ended March 31, 1996 is unaudited)

                                                                                                 Net Unrealized
                                                      Common Stock                               Gain(Loss) on          Total
                                           Common    Dividend to be                 Retained      Securities         Stockholders'
                                            Stock     Distributed      Surplus      Earnings    Available for Sale      Equity
                                         ----------   -------------  -----------   ----------    ---------------    ---------------
Balance at December 31, 1993             $6,561,000               -    6,561,000    4,077,477          89,878          17,289,355

Net income                                        -               -            -    2,222,130               -           2,222,130
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans         13,145               -       49,009            -               -              62,154
Cash dividend                                     -               -            -     (367,714)              -            (367,714)
Decrease in fair value of securities
     available for sale                           -               -            -            -        (596,242)           (596,242)
                                          ---------   -------------  -----------   ----------        --------         -----------
Balance at December 31, 1994              6,574,145               -    6,610,009    5,931,893        (506,364)         18,609,683

Net income                                        -               -            -    2,350,776               -           2,350,776
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans         43,630               -      167,167            -               -             210,797
Cash dividend                                     -               -            -     (528,287)              -            (528,287)
10% stock dividend to be distributed              -       2,845,643            -   (2,845,643)              -                   -
Increase in fair value of securities
     available for sale                           -               -            -            -         525,112             525,112
                                          ---------   -------------  -----------   ----------        --------         -----------
Balance at December 31, 1995              6,617,775       2,845,643    6,777,176    4,908,739          18,748          21,168,081

Net income                                        -               -            -      468,226               -             468,226
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans          8,685               -       21,101            -               -              29,786
Issuance of 10% common stock dividend       660,405      (2,845,643)   2,185,238                                                -
Cash dividend                                     -               -            -     (145,829)              -            (145,829)
Decrease in fair value of securities
     available for sale                           -               -            -            -        (876,082)           (876,082)
                                          =========  ==============  ===========   ==========       =========         ===========
Balance at March 31, 1996                $7,286,865               -    8,983,515    5,231,136        (857,334)        $20,644,182
                                          =========  ==============  ===========  ===========       =========         ===========

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
           For the three month periods ended March 31, 1996 and 1995
                                  (unaudited)

                                                                             Three Months Ended March 31,
                                                                            1996                       1995
                                                                      ------------------         ------------------
Cash flows from operating activities:
      Net income                                                    $           468,226        $           606,887
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                                         15,297                    274,229
           Provision for loan losses                                             75,000                    150,000
           Deferred income taxes                                                200,571                    (54,128)
           Gains on sales of securities available for sale                      (33,695)                   (11,549)
           Proceeds from sales of loans originated for sale                   3,231,030                 10,616,033
           Disbursements for loans originated for sale                       (3,172,007)               (10,591,189)
           Gains on sale of loans                                               (59,023)                   (24,844)
           Decrease in unearned income,  net of origination costs              (195,045)                   (74,243)
           Gain on sale of other real estate owned                                    -                    (19,763)
           (Increase)decrease in accrued interest receivable                   (541,768)                    68,820
           Increase in accrued interest and other
               expenses payable                                                 296,060                    143,821
      Other, net                                                                649,177                 (1,078,303)
                                                                      ------------------         ------------------
                          Net cash provided by operating activities             933,823                      5,771
                                                                      ------------------         ------------------

Cash flows from investing activities:
      Net (increase)decrease in interest-bearing
           deposits with other banks                                            388,893                 (1,573,030)
      Proceeds from maturities of investment securities                       5,236,993                    182,475
      Proceeds from sales of securities available for sale                    3,448,477                  2,162,276
      Proceeds from maturities of securities available for sale                 822,479                          -
      Purchases of securities available for sale                            (29,613,572)                  (245,000)
      Purchases of investment securities                                    (15,521,461)                         -
      Loan originations, net of principal repayments                            175,443                  2,743,701
      Purchases of bank premises and equipment                               (1,095,185)                  (129,669)
      Additions to real estate owned                                             (8,432)                         -
      Proceeds from real estate owned                                             7,500                          -
                          Net cash provided by (used in)              ------------------         ------------------
                                      investing activities                  (36,158,865)                 3,140,753
                                                                      ------------------         ------------------


Cash flows from financing activities:
      Net increase(decrease) in deposits                                      2,302,715                 (1,297,067)
      Proceeds from issuance of other borrowings                                      -                          -
      Repayments of other borrowings                                         (2,213,110)                (1,163,109)
      Issuance of common stock                                                   29,786                     49,676
      Dividends paid on common stock                                           (145,829)                   (86,974)
                                                                      ------------------         ------------------
                           Net cash used in financing activities                (26,438)                (2,497,474)
                                                                      ------------------         ------------------

Net increase (decrease) in cash and cash equivalents                        (35,251,480)                   649,050

Cash and cash equivalents at beginning of period                             47,143,615                  6,311,742

                                                                      ==================         ==================
Cash and cash equivalents at end of period                          $        11,892,135        $         6,960,792
                                                                      ==================         ==================

Supplemental disclosures of cash flow information:
      Interest paid on deposits and borrowings                      $         2,366,723        $         1,565,855
      Income taxes paid                                                             934                     81,167
      Transfers of loans to other real estate owned                                   -                          -
      Securitization of residential mortgage loans                                    -                  7,784,483


See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                  (Information as of and for the three months
                       ended March 31, 1996 is unaudited)

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Monocacy Bancshares, Inc., (the "Company") 1995 Annual Report on Form 10-KSB.

         The consolidated financial statements include the accounts of the Company's subsidiaries, Taneytown Bank & Trust Company (the "Bank") and Royal Oak Savings Bank, FSB ("the Savings Bank"). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of March 31, 1996, and for the three month periods ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

         NOTE 2 - EARNINGS PER COMMON SHARE

         Earnings per common share are based upon the weighted average number of common shares outstanding during the periods, adjusted by any common stock equivalents and giving retroactive effect to stock dividends.

         NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The Allowance for Loan Losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         NOTE 4 - ACQUISITION

         On April 19, 1996, the Savings Bank was merged into the operations of the Bank, with the Savings Bank's branches becoming branches of the Bank. The two (2) new branch offices are located in Eldersburg, Maryland and Randallstown, Maryland. As of March 31, 1996, the Savings Bank had total assets of approximately $46 million and total deposits of approximately $38 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at March 31, 1996, were $266,069 a .05% or $125 decrease from December 31, 1995. The decrease in assets from December 31, 1995 occurred primarily in liquid assets as the Bank paid off over $2 million of borrowings during the first quarter of 1996. In addition, the funds received in the December 31, 1995 acquisition of the Savings Bank that were invested in federal funds sold as of December 31, 1995 were reinvested in higher yielding securities during the first quarter of 1996 causing a significant redistribution of funds between the Bank's investment portfolios. The securities portfolios totalled $103,698 at March 31, 1996, which was $34,333 above the December 31, 1995 level. As of March 31, 1996, the Bank had also sold federal funds of $3,300. Net loans were $137,300, which reflects a 0.06% increase from December 31, 1995.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $1,970 at March 31, 1996, which was 1.41% of loans. During the first three months of 1996, Monocacy had a $75 provision for loan losses and had net charge-offs of $9. At December 31, 1995, the allowance for loan losses was $1,904 or 1.37% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $2,540 at March 31, 1996. The allowance for loan losses is 160.42% of non-performing loans and 77.56% of non-performing assets at March 31, 1996, indicating substantial coverage.

Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the three month periods ended March 31, 1996 and 1995.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totalled $216,059 or 95.7% of total deposits at March 31, 1996.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, investment securities due within one year and securities available for sale. Such assets totalled $90,198 or 33.9% of total assets at March 31, 1996.

In addition, the Bank has established lines of credit totalling $30,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 1996, the Bank had $14,670 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of March 31, 1996, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, remaining preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at March 31, 1996.


                                                                     Minimum
                                      Monocacy Bancshares, Inc.     Regulatory
                                           March 31, 1996          Requirements


   Risk-based capital ratios
     Tier I capital                          10.9%                    4.00%
     Total capital                           12.1%                    8.00%
   Leverage capital ratio                     6.5%                    3.00%


RESULTS OF OPERATIONS

Net income was $468 for the first three months of 1996, down from $607 or 22.9% for the same period last year. Net interest income was down by $271 for the first three months of 1996, a result of the lower net interest margin because of the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $75 for the first three months of 1996 and $150 for the same period last year.

Non-interest income increased by $134 or 43.9% for the first three months of 1996 with higher loan service charges and more gains realized on the sales of loans. Mortgage-banking activities were more profitable during the three month period ended March 31, 1996, as evidenced by a 111.56% increase in servicing fees and gains on sales of loans for that period over the same period in 1995. A significant portion of this increase is attributable to fees earned on the servicing portfolio acquired in the Royal Oak transaction. Gains recognized on sales of securities available for sale were $33 for the three months ended March 31, 1996 as compared to $12 for the same period in 1995. Non-interest expenses grew by $186 or 11.3% for the three month period ended March 31, 1996, with higher staff levels and related costs and continuing investments in additional technology. Offsetting these increases to non-interest expenses was a reduction in the Federal Deposit Insurance Corporation insurance rate for Banks due to the full capitalization of the Bank Insurance Fund ("BIF") that occurred in 1995.

Income taxes were $125 for an effective tax rate of 21.1% in the first three months of 1996. The effective tax rate for the first three months of 1995 was 27.8%. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans


                                       March 31,            March 31,           December 31,
                                          1996                 1995                 1995
                                    -----------------    -----------------    -----------------
Non-accrual loans:
Real Estate
     Commercial mortgage             $          1,013      $         1,815      $         1,042
     Residential mortgage                           -                    -                    -
Commercial                                        210                  542                  210
Consumer                                            5                    8                    6
                                    -----------------    -----------------    -----------------
Total non-accrual loans                         1,228                2,365                1,258
Foreclosed properties                           1,312                  298                1,311
                                    -----------------    -----------------    -----------------
Total non-performing assets          $          2,540      $         2,663      $         2,569
                                    =================    =================    =================

Allowance for loan losses to:
     Non-accrual loans                         160.42%               80.89%              151.35%
                                    =================    =================    =================
     Non-performing assets                      77.56%               71.84%               74.11%
                                    =================    =================    =================

Accruing loans past due
     90 days or more                 $            210     $            101     $            174
                                    =================    =================    =================

Allowance for loan losses            $          1,970      $         1,913      $         1,904
                                    =================    =================    =================

                                       8

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses



                                         Three months ended March 31,
                                          1996                 1995
                                    -----------------    -----------------

Allowance for loan losses
     at beginning of period          $         1,904      $         1,902
Provision for loan losses                         75                  150
Charge-offs                                      (10)                (146)
Recoveries                                         1                    6
Allowance for loan losses           =================    =================
     at end of period                $         1,970      $         1,912
                                    =================    =================


Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income                            1.41%                1.40%
                                    =================    =================

                                    PART II


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On March 25, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on April 8, 1996, payable April 22, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit No.

              11.0  Information used in the computation                  Page 12
                              of net income per share

              27.0 Financial Data Schedule                               Page 13

         (b)  Reports on Form 8-K

              Acquisition of Royal Oak Savings Bank, FSB *

              Acquisition of Classic Mortgage Company *

* Exhibits incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MONOCACY BANCSHARES, INC.
                             Registrant

                             Principal Executive Officer:


                             By:
                               Frank W. Neubauer, President/CEO


                             Date: May 10, 1996


                             Principal Financial and Accounting Officer:



                             By:
                               Michael K. Walsch, Executive Vice President/CFO


                             Date: May 10, 1996