Form 10QSB
period 1996-06-30
MONOCACY BANCSHARES INC
filed 1996-08-14
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                              Yes    X         No
                                  -------         -------

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,463,498 shares of Common Stock, $5 par value per share, were outstanding as of August 10, 1996.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I       -      FINANCIAL INFORMATION

         Item 1. Financial Statements

                           Consolidated Balance Sheets . . . . . . . . . . ..  1

                           Consolidated Income Statements . . . . . . . . .  . 2

                           Consolidated Statements of Stockholders' Equity ..  3

                           Consolidated Statements of Cash Flow . . . . . .  . 4

                           Notes to Consolidated Financial Statements . . .  . 5

         Item 2. Management's Discussion and Analysis of Financial

                           Condition and Results of Operations . . . . . .     6

PART II   -    OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   10
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .   10
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .   10
         Item 4.  Submission of Matters to a Vote of Security Holders . . .   10
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .   10
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . ..   10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                         June 30,                   December 31,
                        Assets                                             1996                         1995
                        ------
                                                                    -------------------          -------------------
                                                                       (unaudited)
Cash and due from banks                                           $          7,023,443         $         10,734,907
Federal funds sold                                                                  --                   36,408,708
Interest-bearing deposits with other banks                                     247,900                      804,820
Securities available for sale                                               68,721,140                   53,840,610
Investment securities (approximate fair value of
     $22,985,131 and $15,260,585)                                           24,050,183                   15,523,954
Loans held for sale                                                            174,437                           --
Loans, less allowance for loan losses of
     $2,031,247 and $1,904,168                                             146,689,814                  137,222,322
Bank premises and equipment                                                  7,469,209                    6,233,342
Other real estate owned                                                      1,306,800                    1,310,842
Deferred income taxes                                                        1,200,475                      520,297
Accrued interest receivable                                                  2,245,957                    1,663,410
Other assets                                                                 1,290,978                    1,930,407
                                                                    -------------------          -------------------
                                          Total assets            $        260,420,336         $        266,193,619
                                                                    ===================          ===================

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                                   $         24,023,481         $         21,317,312
  Interest bearing deposits                                                193,699,213                  202,094,532
                                                                    -------------------          -------------------
                                                                           217,722,694                  223,411,844
  Federal funds purchased                                                      600,000                           --
  Other borrowings                                                          20,746,537                   19,633,051
  Accrued interest and other expenses payable                                  982,203                      752,270
  Dividends payable                                                            146,015                      132,356
  Other liabilities                                                            329,220                    1,096,017
                                                                    -------------------          -------------------
                                     Total liabilities                     240,526,669                  245,025,538

Stockholders' Equity:
  Common stock                                                               7,296,130                    6,617,775
  Common stock dividend to be distributed                                           --                    2,845,643
  Surplus                                                                    9,014,078                    6,777,176
  Retained earnings                                                          5,587,092                    4,908,739
  Net unrealized gain (loss) on
    securities available for sale                                           (2,003,633)                      18,748
                                                                    -------------------          -------------------
                            Total stockholders' equity                      19,893,667                   21,168,081
                                                                    -------------------          -------------------

Total liabilities and stockholders' equity                        $        260,420,336         $        266,193,619
                                                                    ===================          ===================



See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements
        For the six and three month periods ended June 30, 1996 and 1995
                                  (unaudited)


                                                      Six Months Ended June 30,        Three Months Ended June 30,
                                                        1996             1995             1996              1995
                                                    ------------     ------------     ------------      ------------
Interest income:
      Loans, including fees                          $6,637,916       $6,730,949       $3,367,649        $3,383,306
      Interest-bearing deposits with other banks         42,339          195,993           10,586           148,050
      Federal funds sold                                135,932           38,588           10,132            34,572
      Securities available for sale                   2,217,114          275,784        1,080,657           168,102
      Investment securities                             554,878        1,124,313          368,719           566,653
                                                    ------------     ------------     ------------      ------------

          Total interest income                       9,588,179        8,365,627        4,837,743         4,300,683
                                                    ------------     ------------     ------------      ------------

Interest expense:
      Deposits                                        4,718,402        3,193,368        2,311,443         1,717,887
      Federal funds purchased                            16,988           28,538           16,988             9,789
      Other borrowings                                  508,529          433,606          232,424           200,827
                                                    ------------     ------------     ------------      ------------

      Total interest expense                          5,243,919        3,655,512        2,560,855         1,928,503
                                                    ------------     ------------     ------------      ------------

          Net interest income                         4,344,260        4,710,115        2,276,888         2,372,180

Provision for loan losses                               150,000          300,000           75,000           150,000
                                                    ------------     ------------     ----------------  ------------

          Net interest income after
            provision for loan losses                 4,194,260        4,410,115        2,201,888         2,222,180
                                                    ------------     ------------     ------------      ------------

Noninterest income:
      Service charges on deposit accounts               194,879          157,910          110,038            82,901
      Loan service charges                              337,415          214,341          169,629           131,976
      Trust department fees                              78,551           85,842           44,286            53,814
      Gains and fees on sales of loans                  279,934           45,021          220,911            20,177
      Gains (losses) on sales of securities              21,755           11,549          (11,940)                -
      Other                                             131,231          164,998           71,840            85,722
                                                    ------------     ------------     ------------      ------------

          Total noninterest income                    1,043,765          679,661          604,764           374,590
                                                    ------------     ------------     ------------      ------------

Noninterest expense:
      Salaries & employee benefits                    2,375,067        1,892,031        1,289,393           935,733
      Occupancy                                         300,901          207,088          152,726           102,191
      Equipment                                         351,187          333,975          175,786           193,560
      Deposit insurance                                  58,989          191,591           34,526            95,798
      Professional fees                                 167,998          120,293          101,097            57,587
      Other                                             772,711          599,840          434,738           307,393
                                                    ------------     ------------     ------------      ------------

          Total noninterest expense                   4,026,853        3,344,818        2,188,266         1,692,262
                                                    ------------     ------------     ------------      ------------

Income before income taxes                            1,211,172        1,744,958          618,386           904,508

Provision for income taxes                              240,973          502,343          116,413           268,780

                                                    ------------     ------------     ------------      ------------
Net income                                           $  970,199       $1,242,615       $  501,973        $  635,728
                                                    ============     ============     ============      ============

Net income per common share                          $     0.67       $     0.94       $     0.35        $     0.48
                                                    ============     ============     ============      ============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
      (Information for the three months ended June 30, 1996 is unaudited)


                                                                                                  Net Unrealized
                                                        Common Stock                              Gain(Loss) on          Total
                                           Common      Dividend to be               Retained        Securities        Stockholders'
                                            Stock       Distributed    Surplus      Earnings     Available for Sale      Equity
                                           -----------  -----------   -----------  ------------  -------------------  -------------
Balance at December 31, 1993               $6,561,000            -     6,561,000     4,077,477          89,878        $17,289,355

Net income                                          -            -             -     2,222,130               -          2,222,130
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans           13,145            -        49,009             -               -             62,154
Cash dividend                                       -            -             -      (367,714)              -           (367,714)
Decrease in fair value of securities
     available for sale                             -            -             -             -        (596,242)          (596,242)
                                           -----------  -----------   -----------  ------------  --------------       ------------
Balance at December 31, 1994                6,574,145            -     6,610,009     5,931,893        (506,364)        18,609,683

Net income                                          -            -             -     2,350,776               -          2,350,776
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans           43,630            -       167,167             -               -            210,797
Cash dividend                                       -            -             -      (528,287)              -           (528,287)
10% stock dividend to be distributed                -    2,845,643             -    (2,845,643)              -                  -
Increase in fair value of securities
     available for sale                             -            -             -             -         525,112            525,112
                                           -----------  -----------   -----------  ------------  --------------       ------------
Balance at December 31, 1995                6,617,775    2,845,643     6,777,176     4,908,739          18,748         21,168,081

Net income                                          -            -             -       970,199               -            970,199
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans           17,950            -        51,664             -               -             69,614
Issuance of 10% common stock dividend         660,405   (2,845,643)    2,185,238
Cash dividend                                       -            -             -      (291,846)              -           (291,846)
Decrease in fair value of securities
     available for sale                             -            -             -             -      (2,022,381)        (2,022,381)
                                           ===========  ===========   ===========  ============  ==============       ============
Balance at June 30, 1996                   $7,296,130            -     9,014,078     5,587,092      (2,003,633)      $ 19,893,667
                                           ===========  ===========   ===========  ============  ==============       ============

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
        For the six and three month periods ended June 30, 1996 and 1995
                                  (unaudited)


                                                                 Six Months Ended June 30,          Three Months Ended June 30,
                                                                   1996             1995              1996             1995
                                                               -------------    -------------     -------------    ------------
Cash flows from operating activities:
      Net income                                               $    970,199     $  1,242,615      $    501,973     $   635,728
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                             23,967          589,120             8,670         314,891
           Provision for loan losses                                150,000          300,000            75,000         150,000
           Deferred income taxes                                      7,432          (70,193)         (193,139)        (16,065)
           Gains on sales of securities available for sale          (21,755)         (11,549)           11,940               -
           Proceeds from sales of loans originated for sale       9,016,120       12,759,367         5,785,090       2,143,334
           Disbursements for loans originated for sale           (8,736,186)     (12,714,346)       (5,564,179)     (2,123,157)
           Gains on sale of loans                                  (279,934)         (45,021)         (220,911)        (20,177)
           Increase in unearned income,
               net of origination costs                             315,410           90,741           510,455         164,984
           Gain on sale of other real estate owned                        -          (19,763)                -               -
           (Increase)decrease in accrued interest receivable       (582,547)          32,172           (40,779)        (36,648)
           Increase(decrease) in accrued interest and other
               expenses payable                                     229,933          200,725           (66,127)         56,904
      Other, net                                                   (127,368)          92,751          (776,545)      1,171,054

                                                               -------------    -------------     -------------    ------------
                  Net cash provided by operating activities         965,271        2,446,619            31,448       2,440,848
                                                               -------------    -------------     -------------    ------------

Cash flows from investing activities:
      Net (increase)decrease in interest-bearing
           deposits with other banks                                556,920         (180,450)          168,027       1,392,580
      Proceeds from maturities of investment securities           6,995,232          191,777         1,758,239           9,302
      Proceeds from sales of securities available for sale        9,324,961        2,302,156         5,876,484         139,880
      Proceeds from maturities of securities available for sale   2,719,845        1,810,000         1,897,366               -
      Purchases of securities available for sale                (29,613,572)      (9,414,806)                -      (7,359,806)
      Purchases of investment securities                        (15,521,461)               -                 -               -
      Sales of loan participations                                        -          155,843                 -         155,843
      Loan originations, net of principal repayments            (10,107,339)       1,380,818       (10,282,782)     (1,362,883)
      Purchases of bank premises and equipment                   (1,259,834)        (261,898)         (164,649)       (132,229)
      Additions to real estate owned                                (16,232)               -            (7,800)              -
      Proceeds from real estate owned                                20,274                -            12,774               -

                                                               -------------    -------------     -------------    ------------
                  Net cash used in investing activities         (36,901,206)      (4,016,560)         (742,341)     (7,157,313)
                                                               -------------    -------------     -------------    ------------

Cash flows from financing activities:
      Net increase(decrease) in deposits                         (5,689,150)      10,982,519        (7,991,865)     12,279,586
      Proceeds from issuance of other borrowings                 23,167,000                -         3,780,486               -
      Repayments of other borrowings                            (22,053,514)      (2,826,219)         (453,890)     (1,663,110)
      Issuance of common stock                                       13,659          116,545             4,850          10,506
      Dividends paid on common stock                               (222,232)        (237,013)          (97,380)        (93,676)

                                                               -------------    -------------     -------------    ------------
                  Net cash provided by (used in)
                    financing activities                         (4,784,237)       8,035,832        (4,757,799)     10,533,306
                                                               -------------    -------------     -------------    ------------

Net increase (decrease) in cash and cash equivalents            (40,720,172)       6,465,891        (5,468,692)      5,816,841

Cash and cash equivalents at beginning of period                 47,143,615        6,311,742        11,892,135       6,960,792

                                                               =============    =============     =============    ============
Cash and cash equivalents at end of period                     $  6,423,443     $ 12,777,633      $  6,423,443     $12,777,633
                                                               =============    =============     =============    ============

Supplemental disclosures of cash flow information:
      Interest paid on deposits and borrowings                 $  4,636,072     $  3,229,862      $  2,269,349     $ 1,664,007
      Income taxes paid                                             168,634          385,200           167,700         304,033
      Transfers of loans to other real estate owned                       -          400,000                 -         400,000
      Securitization of residential mortgage loans                        -        7,784,483                 -               -

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
              (Information as of and for the three and six months
                       ended June 30, 1996 is unaudited)

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

         The consolidated financial statements include the accounts of the Company's subsidiary, Taneytown Bank & Trust Company (the "Bank). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of June 30, 1996, and for the three and six month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and six months ended June 30, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

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

         NOTE 4 - ACQUISITIONS

         On April 19, 1996, Royal Oak Savings Bank ("the Savings Bank"), a separate subsidiary of Monocacy Bancshares, Inc., was merged into the operations of the Bank, with the Savings Bank's branches becoming branches of the Bank. The two (2) new branch offices are located in Eldersburg, Maryland and Randallstown, Maryland. As of the date of the merger, the Savings Bank had total assets of approximately $46 million and total deposits of approximately $38 million.

         On April 1, 1996, the Bank acquired Classic Mortgage Company, a mortgage-banking operation. The mortgage company is being operated as a division of the Bank.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at June 30, 1996, were $260,420 a 2.17% or $5,774 decrease from December 31, 1995. The decrease in assets from December 31, 1995 occurred primarily in liquid assets as the Bank experienced a $5,689 or 2.55% decline in deposits. In addition, the funds received in the December 31, 1995 acquisition of the Savings Bank that were invested in federal funds sold as of December 31, 1995 were re-invested in higher yielding securities during the first quarter of 1996 causing a significant redistribution of funds between the Bank's investment portfolios. The securities portfolios totaled $92,771 at June 30, 1996, which was $23,406 above the December 31, 1995 level. Net loans were $146,690, which reflects a 6.90% increase from December 31, 1995.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,031 at June 30, 1996, which was 1.36% of loans. During the first six months of 1996, Monocacy had a $150 provision for loan losses and had net charge-offs of $23. At December 31, 1995, the allowance for loan losses was $1,904 or 1.37% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $2,515 at June 30, 1996. The allowance for loan losses is 168.13% of non-performing loans and 80.76% of non-performing assets at June 30, 1996, indicating substantial coverage.

Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the three and six month periods ended June 30, 1996 and 1995.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $210,228 or 96.56% of total deposits at June 30, 1996.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, investment securities due within one year and securities available for sale. Such assets totaled $75,992 or 29.18% of total assets at June 30, 1996.

In addition, the Bank has established lines of credit totaling $30,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At June 30, 1996, the Bank had $20,747 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of June 30, 1996, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, remaining preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualify as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1996.


                                                                   Minimum
                                 Monocacy Bancshares, Inc.       Regulatory
                                        June 30, 1996           Requirements


     Risk-based capital ratios
       Tier I capital                     10.35%                    4.00%
       Total capital                      11.55%                    8.00%
     Leverage capital ratio                7.06%                    3.00%


RESULTS OF OPERATIONS

Net income was $970 for the first six months of 1996, down from $1,243 or 21.96% for the same period last year. Net interest income was down by $366 for the first six months of 1996, a result of the lower net interest margin because of the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $150 for the first six months of 1996 and $300 for the same period last year. Net income, net interest income and the provision for loan losses were $502, $2,277, and $75, respectively for the three month period ended June 30, 1996.

Non-interest income increased by $364 or 53.53% for the first six months of 1996 with higher loan service charges, loan servicing fees and more gains realized on the sales of loans. Mortgage-banking activities were more profitable during the six month period ended June 30, 1996, as evidenced by a 138.22% increase in servicing fees and gains on sales of loans for that period over the same period in 1995. A significant portion of this increase is attributable to fees earned on the servicing portfolio acquired in the Royal Oak transaction. Taneytown Bank's April 1, 1996 acquisition of Classic Mortgage Company also contributed significantly to the increased profitability of the mortgage-banking operations. Gains recognized on sales of securities available for sale were $22 for the six months ended June 30, 1996 as compared to losses of $12 for the same period in 1995. Non-interest expenses grew by $682 or 20.39% for the six month period ended June 30, 1996, with higher staff levels and related costs and continuing investments in additional technology. Offsetting these increases to non-interest expenses was a reduction in the Federal Deposit Insurance Corporation insurance rate for Banks due to the full capitalization of the Bank Insurance Fund ("BIF") that occurred in 1995. Non-interest income was $605 for the three months ended June 30, 1996, as compared to $375 for the same period in 1995. Non-interest expenses were $2,188 for the three months ended June 30, 1996, as compared to $1,692 for the same period in 1995.

Income taxes were $241 for an effective tax rate of 19.90% in the first six months of 1996. The effective tax rate for the first six months of 1995 was 28.8%. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company. Income taxes were $116 for an effective tax rate of 18.77% for the three month period ended June 30, 1996.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans



                                    June 30,     June 30,    December 31,
                                      1996         1995         1995
                                    --------    ----------    ---------
Non-accrual loans:
Real Estate
     Commercial mortgage             $   994      $ 1,417      $ 1,042
     Residential mortgage                  -            -            -
Commercial                               210          145          210
Consumer                                   4            7            6
                                    --------    ----------    ---------
Total non-accrual loans                1,208        1,569        1,258
Foreclosed properties                  1,307          698        1,311
                                    ========    ==========    =========
Total non-performing assets          $ 2,515      $ 2,267      $ 2,569
                                    ========    ==========    =========

Allowance for loan losses to:
     Non-accrual loans                168.13%      114.53%      151.35%
                                    ========    ==========    =========
     Non-performing assets             80.76%       79.27%       74.11%
                                    ========    ==========    =========

Accruing loans past due
     90 days or more                 $    34      $   103     $    174
                                    ========    ==========    =========

Allowance for loan losses            $ 2,031      $ 1,797      $ 1,904
                                    ========    ==========    =========

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses


                                          Six months ended June 30,                Three months ended June 30,
                                          1996                 1995                 1996                1995
                                    -----------------    -----------------    -----------------   -----------------
Allowance for loan losses
     at beginning of period          $         1,904      $         1,902      $         1,970     $         1,913
Provision for loan losses                        150                  300                   75                 150
Charge-offs                                      (26)                (417)                 (16)               (271)
Recoveries                                         3                   12                    2                   5
                                    =================    =================    =================   =================
Allowance for loan losses
     at end of period                $         2,031      $         1,797      $         2,031     $         1,797
                                    =================    =================    =================   =================

Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income                            1.36%               1.31%
                                    =================    =================

                                    PART II


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On June 24, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on July 8, 1996, payable July 22, 1996.

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



                            MONOCACY BANCSHARES, INC.
                            Registrant

                            Principal Executive Officer:


                            By:_________________________________
                               Frank W. Neubauer, President/CEO


                            Date: August 10, 1996


                            Principal Financial and Accounting Officer:



                            By:_______________________________________________
                               Michael K. Walsch, Executive Vice President/CFO


                            Date: August 10, 1996