Form 10-Q
period 1996-09-30
MONOCACY BANCSHARES INC
filed 1996-11-15
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 (410) 756-2655
              (Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X      No
                                         ----         ----

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,465,886 shares of Common Stock, $5 par value per share, were outstanding as of November 12, 1996.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I     -      FINANCIAL INFORMATION

         Item 1. Financial Statements

                           Consolidated Balance Sheets . . . . . . . . . . . .1

                           Consolidated Income Statements . . . . . . . . . . 2

                           Consolidated Statements of Stockholders' Equity . .3

                           Consolidated Statements of Cash Flow . . . . . . . 4

                           Notes to Consolidated Financial Statements . . . . 5

         Item 2. Management's Discussion and Analysis of Financial

                           Condition and Results of Operations . . . . . . . .6

PART II   -     OTHER INFORMATION

         Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .10
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 10
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . 10
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . 10
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 10
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets


                        Assets                                                 September 30,                 December 31,
                        ------                                                     1996                         1995
                                                                           -------------------          -------------------
                                                                              (unaudited)
Cash and due from banks                                                  $         10,373,296         $         10,734,907
Federal funds sold                                                                          -                   36,408,708
Interest-bearing deposits with other banks                                            577,237                      804,820
Securities available for sale                                                      65,652,070                   53,840,610
Investment securities (approximate fair value of
     $23,388,809 and $15,260,585)                                                  24,045,967                   15,523,954
Loans held for sale                                                                   153,100                            -
Loans, less allowance for loan losses of
     $2,142,608  and $1,904,168                                                   150,477,920                  137,222,322
Bank premises and equipment                                                         7,880,962                    6,233,342
Other real estate owned                                                             1,320,300                    1,310,842
Deferred income taxes                                                                 983,960                      520,297
Accrued interest receivable                                                         1,974,071                    1,663,410
Other assets                                                                          904,878                    1,930,407
                                                                           -------------------          -------------------
                                          Total assets                   $        264,343,761         $        266,193,619
                                                                           ===================          ===================

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                                          $         26,984,728         $         21,317,312
  Interest bearing deposits                                                       192,289,735                  202,094,532
                                                                           -------------------          -------------------
                                                                                  219,274,463                  223,411,844
  Federal funds purchased                                                           5,750,000                            -
  Other borrowings                                                                 16,933,427                   19,633,051
  Accrued interest and other expenses payable                                       1,323,324                      752,270
  Dividends payable                                                                   146,341                      132,356
  Other liabilities                                                                   379,949                    1,096,017
                                                                           -------------------          -------------------
                                     Total liabilities                            243,807,504                  245,025,538

Stockholders' Equity:
  Common stock                                                                      7,317,490                    6,617,775
  Common stock dividend to be distributed                                                   -                    2,845,643
  Surplus                                                                           9,029,814                    6,777,176
  Retained earnings                                                                 5,749,192                    4,908,739
  Net unrealized gain (loss) on
    securities available for sale                                                  (1,560,239)                      18,748
                                                                           -------------------          -------------------
                            Total stockholders' equity                             20,536,257                   21,168,081
                                                                           -------------------          -------------------

Total liabilities and stockholders' equity                               $        264,343,761         $        266,193,619
                                                                           ===================          ===================

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements
     For the nine and three month periods ended September 30, 1996 and 1995
                                  (unaudited)

                                                                 Nine Months Ended September 30,   Three Months Ended September 30,
                                                                      1996             1995             1996            1995
                                                                 -------------    -------------     -------------   -------------
Interest income:
      Loans, including fees                                      $ 10,232,738      $ 10,086,406    $  3,594,822      $ 3,355,456
      Interest-bearing deposits with other banks                       45,000            86,353           2,661           32,153
      Federal funds sold                                              136,893            64,996             961           26,408
      Securities available for sale                                 3,310,492           518,118       1,093,378          242,334
      Investment securities                                           851,548         1,997,972         222,464          731,866
                                                                  ------------      ------------    ------------      -----------

          Total interest income                                    14,576,671        12,753,845       4,914,286        4,388,217
                                                                  ------------      ------------    ------------      -----------

Interest expense:
      Deposits                                                      6,976,809         5,032,118       2,258,407        1,838,750
      Federal funds purchased                                          62,708            33,356          45,720           33,356
      Other borrowings                                                814,323           662,832         305,794          200,688
                                                                  ------------      ------------    ------------      -----------

      Total interest expense                                        7,853,840         5,728,306       2,609,921        2,072,794
                                                                  ------------      ------------    ------------      -----------

          Net interest income                                       6,722,831         7,025,539       2,304,365        2,315,423

Provision for loan losses                                             225,000           450,000          75,000          150,000
                                                                  ------------      ------------    ----------------  -----------

          Net interest income after provision for loan losses       6,497,831         6,575,539       2,229,365        2,165,423
                                                                  ------------      ------------    ------------      -----------

Noninterest income:
      Service charges on deposit accounts                             308,119           239,785         113,240           81,875
      Loan service charges                                            492,154           349,970         154,739          135,629
      Trust department fees                                           109,254           116,862          30,703           31,020
      Gains and fees on sales of loans                                644,412            61,742         364,478           16,721
      Gains on sales of securities                                     18,286            54,488          (3,469)          42,939
      Other                                                            87,379           198,333          30,355           33,335
                                                                  ------------      ------------    ------------      -----------

          Total noninterest income                                  1,659,604         1,021,180         690,046          341,519
                                                                  ------------      ------------    ------------      -----------

Noninterest expense:
      Salaries & employee benefits                                  3,648,925         2,834,875       1,273,858          942,844
      Occupancy                                                       456,610           325,720         155,709          118,632
      Equipment                                                       528,593           505,749         177,406          171,774
      Deposit insurance                                               369,705           132,545         310,716          (59,046)
      Professional fees                                               251,178           222,297          83,180          102,004
      Other                                                         1,160,443           882,464         387,733          282,624
                                                                  ------------      ------------    ------------      -----------

          Total noninterest expense                                 6,415,454         4,903,650       2,388,602        1,558,832
                                                                  ------------      ------------    ------------      -----------

Income before income taxes                                          1,741,981         2,693,069         530,809          948,110

Provision for income taxes                                            463,338           801,471         222,365          299,128

                                                                  ------------      ------------    ------------      -----------
Net income                                                       $  1,278,643      $  1,891,598    $    308,444      $   648,982
                                                                  ============      ============    ============      ===========

Net income per common share                                      $       0.88      $       1.43    $       0.21      $      0.49
                                                                  ============      ============    ============      ===========


See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
    (Information for the nine months ended September 30, 1996 is unaudited)

                                                                                                   Net Unrealized
                                                          Common Stock                             Gain (Loss) on        Total
                                            Common       Dividend to be                Retained      Securities      Stockholders'
                                             Stock        Distributed      Surplus     Earnings   Available for Sale    Equity
                                           ------------  -------------   -----------  ----------- ------------------ ------------
Balance at December 31, 1993              $  6,561,000              -     6,561,000    4,077,477         89,878    $ 17,289,355

Net income                                           -              -             -    2,222,130              -       2,222,130
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans            13,145              -        49,009            -              -          62,154
Cash dividend                                        -              -             -     (367,714)             -        (367,714)
Decrease in fair value of securities
     available for sale                              -              -             -            -       (596,242)       (596,242)
                                           ------------  -------------   -----------  -----------  -------------    ------------
Balance at December 31, 1994                 6,574,145              -     6,610,009    5,931,893       (506,364)     18,609,683

Net income                                           -              -             -    2,350,776              -       2,350,776
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans            43,630              -       167,167            -              -         210,797
Cash dividend                                        -              -             -     (528,287)             -        (528,287)
10% stock dividend to be distributed                 -      2,845,643             -   (2,845,643)             -               -
Increase in fair value of securities
     available for sale                              -              -             -            -        525,112         525,112
                                           ------------  -------------   -----------  -----------  -------------    ------------
Balance at December 31, 1995                 6,617,775      2,845,643     6,777,176    4,908,739         18,748      21,168,081

Net income                                           -              -             -    1,278,643              -       1,278,643
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans            39,310              -        67,400            -              -         106,710
Issuance of 10% common stock dividend          660,405     (2,845,643)    2,185,238                                           -
Cash dividend                                        -              -             -     (438,190)             -        (438,190)
Decrease in fair value of securities
     available for sale                              -              -             -            -     (1,578,987)     (1,578,987)
                                           ============  =============   ===========  ===========  =============    ============
Balance at September 30, 1996             $  7,317,490              -     9,029,814    5,749,192     (1,560,239)   $ 20,536,257
                                           ============  =============   ===========  ===========  =============    ============

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
     For the nine and three month periods ended September 30, 1996 and 1995
                                  (unaudited)

                                                                   Nine Months Ended September 30,  Three Months Ended September 30,
                                                                         1996             1995            1996           1995
                                                                     ------------    -------------   -------------   -------------
Cash flows from operating activities:
     Net income                                                     $  1,278,643     $  1,891,598    $    308,444    $    648,982
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                1,038,777          855,119       1,014,810         265,999
          Provision for loan losses                                      225,000          450,000          75,000         150,000
          Deferred income taxes                                       (1,195,593)         (17,900)     (1,203,025)         52,293
          Gains on sales of securities available for sale                (18,286)         (54,488)          3,469         (42,939)
          Proceeds from sales of loans originated for sale            29,926,111       15,728,910      20,909,991       2,969,543
          Disbursements for loans originated for sale                (29,281,699)     (15,667,167)    (20,545,513)     (2,952,821)
          Gains on sale of loans                                        (644,412)         (61,742)       (364,478)        (16,721)
          Increase in unearned income, net of origination costs          667,522          181,351         352,112          90,610
          Gain on sale of other real estate owned                              -          (19,763)              -               -
          (Increase)decrease in accrued interest receivable             (310,661)        (187,749)        271,886        (219,921)
          Increase in accrued interest and other
              expenses payable                                           571,054          648,279         341,121         447,554
     Other, net                                                          216,461         (123,391)        343,829        (216,141)
                                                                     ------------     ------------    ------------    ------------
                 Net cash provided by operating activities             2,472,917        3,623,057       1,507,646       1,176,438
                                                                     ------------     ------------    ------------    ------------

Cash flows from investing activities:
     Net (increase)decrease in interest-bearing
          deposits with other banks                                      227,583         (591,259)       (329,337)       (410,809)
     Proceeds from maturities of investment securities                 6,999,448        4,152,937           4,216       3,961,160
     Proceeds from sales of securities available for sale             14,253,496        4,973,968       4,928,535       2,671,812
     Proceeds from maturities of securities available for sale         2,719,845        1,883,452               -       1,883,452
     Purchases of securities available for sale                      (29,613,572)     (19,479,251)              -     (11,874,445)
     Purchases of investment securities                              (15,521,461)         (97,841)              -         (97,841)
     Sales of loan participations                                              -          155,843               -               -
     Purchases of loan participations                                          -                -               -               -
     Loan originations, net of principal repayments                  (14,866,941)      (3,451,754)     (4,759,602)     (4,832,572)
     Purchases of bank premises and equipment                         (2,120,676)        (387,570)       (860,842)       (125,672)
     Additions to real estate owned                                      (68,163)               -         (51,931)              -
     Proceeds from real estate owned                                      58,705                -          38,431               -
                                                                     ------------     ------------    ------------    ------------
                 Net cash used in investing activities               (37,931,736)     (12,841,475)     (1,030,530)     (8,824,915)
                                                                     ------------     ------------    ------------    ------------

Cash flows from financing activities:
     Net increase(decrease) in deposits                               (4,137,381)      11,284,349       1,551,769         301,830
     Proceeds from issuance of other borrowings                       23,167,000        2,150,000               -       2,150,000
     Repayments of other borrowings                                  (25,866,624)      (3,289,328)     (3,813,110)       (463,109)
     Issuance of common stock                                             67,386           71,502          53,727          11,320
     Dividends paid on common stock                                     (291,881)        (271,594)        (69,649)        (90,944)
                                                                     ------------     ------------    ------------    ------------
                 Net cash provided by (used in) financing activities  (7,061,500)       9,944,929      (2,277,263)      1,909,097
                                                                     ------------     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                 (42,520,319)         726,511      (1,800,147)     (5,739,380)

Cash and cash equivalents at beginning of period                      47,143,615        6,311,742       6,423,443      12,777,633

                                                                     ============     ============    ============    ============
Cash and cash equivalents at end of period                          $  4,623,296     $  7,038,253    $  4,623,296    $  7,038,253
                                                                     ============     ============    ============    ============

Supplemental disclosures of cash flow information:
     Interest paid on deposits and borrowings                       $  6,959,495     $  4,981,833    $  2,323,423    $  1,751,971
     Income taxes paid                                                   319,334          577,210         150,700         192,010
     Transfers of loans to other real estate owned                       114,000          999,439         114,000         599,439
     Securitization of residential mortgage loans                              -        7,784,483               -               -


See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
              (Information as of and for the three and nine months
                     ended September 30, 1996 is unaudited)

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

         The consolidated financial statements as of September 30, 1996, and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at September 30, 1996, were $264,344 a .69% or $1,850 decrease from December 31, 1995. The decrease in assets from December 31, 1995 occurred primarily in liquid assets as the Bank experienced a $4,138 or 1.85% decline in deposits due to anticipated run-off in deposits acquired in the Royal Oak transaction. In addition, the funds received in the December 31, 1995 acquisition of the Savings Bank that were invested in federal funds sold as of December 31, 1995 were re-invested in higher yielding securities during the first quarter of 1996 causing a significant redistribution of funds between the Bank's investment portfolios. The securities portfolios totaled $89,698 at September 30, 1996, which was $20,333 above the December 31, 1995 level, reflecting a 341.15% increase. Net loans were $150,478, which reflects a 9.66% increase from December 31, 1995.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,143 at September 30, 1996, which was 1.40% of loans. During the first nine months of 1996, Monocacy had a $225 provision for loan losses and had net recoveries of $14. At December 31, 1995, the allowance for loan losses was $1,904 or 1.37% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $2,620 at September 30, 1996. The allowance for loan losses is 164.85% of non-performing loans and 81.79% of non-performing assets at September 30, 1996, indicating substantial coverage.

Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the three and nine month periods ended September 30, 1996 and 1995.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $212,160 or 96.76% of total deposits at September 30, 1996.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, investment securities due within one year and securities available for sale. Such assets totaled $74,450 or 28.16% of total assets at September 30, 1996.

In addition, the Bank has established lines of credit totaling $30,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At September 30, 1996, the Bank had $16,933 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.


CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of September 30, 1996, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1996.


                                                                       Minimum
                                    Monocacy Bancshares, Inc.        Regulatory
                                       September 30, 1996           Requirements


    Risk-based capital ratios
      Tier I capital                         10.78%                     4.00%
      Total capital                          12.07%                     8.00%
    Leverage capital ratio                    6.91%                     3.00%


RESULTS OF OPERATIONS

Net income was $1,279 for the first nine months of 1996, down from $1,892 or 32.40% for the same period last year. Net interest income was down by $303 for the first nine months of 1996, a result of the lower net interest margin because of the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $225 for the first nine months of 1996 and $450 for the same period last year. Net income, net interest income and the provision for loan losses were $308, $2,304, and $75, respectively for the three month period ended September 30,1996.

Non-interest income increased by $639 or 62.59% for the first nine months of 1996 with higher loan service charges, loan servicing fees and more gains realized on the sales of loans. Mortgage-banking activities were more profitable during the nine month period ended September 30, 1996, as evidenced by a 176.06% increase in servicing fees and gains on sales of loans for that period over the same period in 1995. A significant portion of this increase is attributable to fees earned on the servicing portfolio acquired in the Royal Oak transaction. Taneytown Bank's April 1, 1996 acquisition of Classic Mortgage Company also contributed significantly to the increased profitability of the mortgage-banking operations. Gains recognized on sales of securities available for sale were $18 for the nine months ended September 30, 1996 as compared to gains of $55 for the same period in 1995. Non-interest expenses grew by $1,511 or 30.81% for the nine month period ended September 30, 1996, with higher staff levels and related costs and continuing investments in additional technology. In addition, in late September, 1996, Congress passed legislation to recapitalize the Savings Association Insurance Fund (SAIF) of the FDIC. This legislation called for a one time special assessment of 65.7 basis points on thrift deposits as of March 31, 1995. Royal Oak Savings Bank, which the Company acquired on December 31, 1995, is included in this assessment . Accordingly, third quarter earnings reflect this assessment of approximately $276,000. Non-interest income was $690 for the three months ended September 30, 1996, as compared to $342 for the same period in 1995. Non-interest expenses were $2,389 for the three months ended September 30, 1996, as compared to $1,559 for the same period in 1995.

Income taxes were $463 for an effective tax rate of 26.58% in the first nine months of 1996. The effective tax rate for the first nine months of 1995 was 29.74%. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company. Income taxes were $222 for the three month period ended September 30, 1996.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans


                                     September 30,        September 30,         December 31,
                                          1996                 1995                 1995
                                    -----------------    -----------------    -----------------
Non-accrual loans:
Real Estate
     Commercial mortgage             $            968     $            222     $         1,042
     Residential mortgage                           -                  343                   -
Commercial                                        329                  234                 210
Consumer                                            3                    6                   6
                                    -----------------    -----------------    -----------------
Total non-accrual loans                         1,300                  805                1,258
Foreclosed properties                           1,320                1,295                1,311
                                    =================    =================    =================
Total non-performing assets          $          2,620     $          2,100     $          2,569
                                    =================    =================    =================

Allowance for loan losses to:
     Non-accrual loans                         164.85%              241.99%              151.35%
                                    =================    =================    =================
     Non-performing assets                      81.79%               92.76%               74.11%
                                    =================    =================    =================

Accruing loans past due
     90 days or more                 $            257     $            805     $            174
                                    =================    =================    =================

Allowance for loan losses            $          2,143     $          1,948     $          1,904
                                    =================    =================    =================

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses


                                        Nine months ended September 30,        Three months ended September 30,
                                          1996                 1995                 1996                1995
                                    ----------------    -----------------    -----------------   -----------------
Allowance for loan losses
     at beginning of period          $         1,904      $         1,902      $         2,031     $         1,797
Provision for loan losses                        225                  450                   75                 150
Charge-offs                                      (32)                (425)                  (6)                 (8)
Recoveries                                        46                   21                   43                   9
Allowance for loan losses
                                    =================    =================    =================   =================
     at end of period                $         2,143      $         1,948      $         2,143     $         1,948
                                    =================    =================    =================   =================

Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income                            1.40%                1.38%
                                    =================    =================

                                    PART II


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On September 30, 1996, the Board of Directors of the Company declared a $.10 per share cash dividend to common stockholders of record on October 14, 1996, payable October 28, 1996.

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



                           MONOCACY BANCSHARES, INC.
                           Registrant

                           Principal Executive Officer:


                           By: /s/ Frank W. Neubauer
                              ---------------------------------
                              Frank W. Neubauer, President/CEO


                           Date: November 12, 1996


                           Principal Financial and Accounting Officer:



                           By: /s/ Michael K. Walsch
                              -------------------------------------
                              Michael K. Walsch, Executive Vice President/CFO


                           Date: November 12, 1996