Form 10KSB
period 1996-12-31
MONOCACY BANCSHARES INC
filed 1997-03-27
CIK 908962

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996. Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

                     Maryland                            52-1824297
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

222 East Baltimore Street, Taneytown, Maryland                         21787
----------------------------------------------                         -----
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number including area code: (410) 756-2655 Securities registered pursuant to section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:

                      Common Stock, Par Value $5 per share
                                (Title of Class)
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X            No
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in a definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. { }

The Registrant's revenues for the most recent fiscal year were $21,632,360.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997, was $26,051,004.

As of March 20, 1997, Monocacy Bancshares, Inc. had 1,618,803 shares of common stock outstanding, par value $5.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Monocacy Bancshares, Inc. Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and III.

Portions of the Definitive Proxy Statement for the annual shareholders' meeting to be held April 28, 1997, are incorporated by reference in Part III.

PART I

ITEM 1  DESCRIPTION OF BUSINESS

     Monocacy Bancshares, Inc. ("Monocacy" or "Registrant") commenced business on October 1, 1993, and is a Maryland corporation and a bank holding company. Taneytown Bank & Trust Company ("Bank") is a wholly owned subsidiary of Monocacy Bancshares, Inc. and its primary operating entity. The primary regulator of Monocacy Bancshares is the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), while the Bank, as a state chartered commercial bank, is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Maryland State Banking Commission. On December 31, 1995, the Registrant acquired Royal Oak Savings Bank, F.S.B. ("Royal Oak") as a subsidiary of Monocacy. The transaction was accounted for as a purchase and the results of operations for the year 1995 properly do not include any income from Royal Oak. The purchase price of the assets and costs associated therewith were approximately equal to the liabilities and capital assumed and no goodwill was recorded in the transaction. A $3.6 million deposit premium was paid in the transaction. Royal Oak was merged with and into the Bank in April, 1996. On April 1, 1996, the Registrant acquired Classic Mortgage Company, which was merged into the Bank. It is now operated as a division of the Bank. The purchase price was approximately $250,000.

     The Bank, which operates as a commercial bank and trust company, operates in Carroll County, Baltimore County and Howard County, Maryland, as well as Gettysburg, Pennsylvania. The Bank is engaged in commercial and savings business, as authorized by the banking statutes of the State of Maryland, including the receiving of demand and time deposits and the making of loans to individuals, associations, partnerships and corporations. The Bank is also engaged in trust business. Real Estate financing comprises residential first and second mortgages, home equity lines of credit and commercial mortgages. Consumer lending is primarily made directly to individuals.
     Commercial lending is made primarily to small businesses in the Bank's trade area in the form of equipment and other fixed asset loans and short term lines of credit supported by current assets. The Bank offers fiduciary and trust services, as well as other specialized services in connection with its general banking and trust business in keeping with the current trends of the banking industry. The Bank also owns and operates TBT Insurance, Inc., a Maryland corporation and wholly-owned subsidiary offering Single Premium and IRA annuities. Investors Marketplace, Inc., is a separate division that offers mutual funds. Classic Mortgage Company, another division of the Bank, described above, provides the Bank's mortgage-banking operations.

     Competition

     The Bank operates in a very competitive market that is served primarily by several locally headquartered community banks, several large regional banks, as well as other financial intermediaries including brokerage firms, savings and loan associations and savings banks, credit unions, consumer loan companies, finance companies, insurance companies and certain government agencies. The Bank operates 11 branches, as well as 5 automatic teller machines and employed 141 full-time employees at December 31, 1996. Carroll County, Baltimore County and Howard County, as well as Gettysburg, Pennsylvania are largely agriculture, light industry and retail business economies and are residential areas for metropolitan Baltimore and Washington, D.C. The Bank does not experience any significant fluctuations in loan or deposit activity that are seasonal in nature. However, the competition for loans does vary from time to time depending on such factors as the general availability of credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors that are not readily predictable. The Bank does not engage in any operations involving foreign countries.

     In order to compete with other institutions in the market area, Monocacy relies heavily on the personal contacts of officers, directors and employees, in addition to a high level of personalized service that is an advantage of a community oriented banking institution.

     Government Policy

     The earnings of the Registrant are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. The Federal Reserve Board, through its monetary and credit policies, has significant influence on overall growth and distribution of bank loans, investments and deposits and affects interest rates. The Registrant cannot accurately predict the effect such policies may have on the future of its business and earnings.

     Interstate Banking

     Under current law, Monocacy can, under certain circumstances, participate in interstate affiliations with banks and bank holding companies located in the District of Columbia, Pennsylvania, Delaware, Virginia, West Virginia and several other southeastern states. During 1996, the Company opened its first interstate branch in Gettysburg, Pennsylvania. There are no recent or known future legislative changes, events or trends, except as discussed in a subsequent section, that would have a material adverse impact on the financial condition or results of operations of Monocacy.

     Additional Subsidiary Banks

     The overall strategy of Monocacy is to expand its operations throughout the Baltimore-Washington corridor as well as in Southern Central Pennsylvania by organizing new community banks and/or selectively acquiring existing institutions. Additional subsidiary banks will tailor their marketing strategies to the needs of the communities in which they serve. Capital for the additional subsidiary banks may come from borrowings, dividends from existing banks, the sale of additional securities of Monocacy, or some combination of such methods. Specific locations, number and timing for additional subsidiary banks is not known and will depend, in part, on factors beyond Monocacy's control, including the financial condition of Monocacy, the economy, the regulatory environment, and the success of Monocacy's existing operations.

     Supervision and Regulation - Registrant

     Monocacy is subject to the jurisdiction of the Securities and Exchange Commission (the "Commission") and of state securities commissions for matters relating to the offering and sale of its securities. Issuances of stock to raise capital and for dividend reinvestment, stock option and other plans are subject to registration, absent any exemption from registration with the Commission. Monocacy is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, files reports, proxy statements and other information with the Commission.

     Monocacy is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects. Currently, Monocacy does not engage in any activities not permitted.

     As a bank holding company, Monocacy is required to file an annual report with the Federal Reserve Board, as well as, any additional information that the Federal Reserve Board may require by regulation promulgated pursuant to the Bank Holding Company Act of 1956, as amended ("the Act"). The Federal Reserve Board may also make examinations of Monocacy and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "anti-tie-in" provisions state, generally, that a bank may not extend credit, lease, sell property, or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

     Supervision and Regulation - The Bank
     The Bank is subject to supervision, regulation and examination by the Maryland Department of Licensing and Regulation and the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations. From time to time, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of the Bank. As a consequence of the extensive regulation of commercial banking and thrift activities in the United States, the Bank's business is particularly susceptible to federal and state legislation and regulations that may increase the costs of doing business.

     Federal Law

       The Federal Reserve System

     The Federal Reserve System is managed through a tripartite hierarchy headed by the Federal Reserve Board which oversees the entire system. The Federal Reserve System is at the center of the nation's stable financial and economic systems, and the Federal Reserve member banks are the means through which the Federal Reserve System effectuates its goals of maintaining financial and economic stability.

       Monetary Policy

     The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid on deposits.

     Although the Bank is not a member of the Federal Reserve System, the policies and regulations of the Federal Reserve Board have a significant effect on the Bank's deposit, loan and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted.

       Insurance

     The Bank's deposits are insured by the FDIC pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. The Monetary Control Act of 1980 increased coverage of FDIC insurance from $40,000 to $100,000 per deposit account. The Bank pays insurance premiums according to rates established by the FDIC. The payment of deposit insurance premiums is a significant cost to the Bank.

     The operations of Monocacy and the Bank are affected by new federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("New Act"), enacted in September 1996, includes provisions that affect banks, bank holding companies, and savings institutions. The New Act had, and is expected to have in the future, its most significant effect upon bank and savings institutions that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. Among other things, the New Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The deposits acquired through the acquisition of Royal Oak Savings Bank, a thrift acquired on December 31, 1995, were included in this assessment. Accordingly, 1996 earnings reflect this assessment of approximately $245,000.

     The New Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The New Law also provides that, beginning in 1997, institutions with deposits insured by the Bank
     Insurance Fund, as well as those with SAIF insured deposits, will be responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or Monocacy.

     The New Act also simplifies the regulatory approval process for new activities of banks and bank holding companies, and reduces a number of other regulatory burdens. None of these changes is expected to have a significant effect on Monocacy or the Bank.

     The FDIC Improvement Act of 1991 ("FDICIA"), enacted in part to prevent the deposit insurance funds from becoming insolvent, authorized the FDIC to raise insurance premium assessments in order to achieve and maintain an adequate level of funds. The depletion of the deposit insurance funds was due, in part, to a large number of failed financial institutions in the 1980's, in combination with the increased coverage per deposit account. As a result, the future cost of deposit insurance for the Bank is in large part dependent upon the extent of future bank failures and the amount of insurance coverage provided by the FDIC per deposit account, both of which are not within the Bank's control. Moreover, FDICIA required the FDIC to establish a risk-based insurance premium assessment system that differentiates between higher and lower risk institutions, with lower premiums assessed against institutions in a lower risk category. The Bank's cost of deposit insurance; therefore, depends upon its risk-rating. During 1995, the Bank Insurance Fund of the FDIC became fully capitalized and during 1996, the SAIF of the FDIC was fully capitalized through the one-time special assessment mentioned above. Going forward, overall premiums should be reduced.

       FDICIA

         Capital Categories

     Under FDICIA, banks must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

                                             Total                    Tier 1
                                             Risk-                    Risk-                                   Tier 1
                                             Based                    Based                                   Leverage
                                             Ratio                    Ratio                                   Ratio
                                             -----                    -----                                   -----
Capital Category
----------------
Well capitalized               (greater than or equal to) 10.0   (greater than or equal to) 6.0    (greater than or equal to) 5.0
Adequately capitalized         (greater than or equal to)  8.0   (greater than or equal to) 4.0    (greater than or equal to) 4.0 *
Undercapitalized               (less than)                 8.0   (less than)                4.0    (less than)                4.0 *
Significantly undercapitalized (less than)                 6.0   (less than)                3.0    (less than)                3.0
Critically undercapitalized


                                  Under a
                                  Capital
                                  Order or
                                  Directive
                                  ---------
Capital Category
----------------
Well capitalized                      No
Adequately capitalized
Undercapitalized
Significantly undercapitalized
Critically undercapitalized


(less than or equal to) 2.0

* 3.0 for those banks having the highest available regulatory rating.

         Prompt Corrective Action

       In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restriction on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized banks, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

         Examinations and Audits

       Annual full-scope, on site examinations are required for all the FDIC-insured institutions except institutions with assets under $250 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Moreover, effective after December 31, 1992, banks with total assets of $500 million or more as of the beginning of the fiscal year, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such banks shall attest to the accuracy of management's report. The accountants shall also monitor management's compliance with governing laws and regulations. In addition, such banks are also required to select an independent audit committee composed of outside directors who are independent of management, to review with the management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution with total assets at the beginning of its fiscal year of less than $500 million, such as the Bank. Furthermore, the supervising banking agency may exempt institutions with assets in excess of $500 million from these accounting and reporting requirements.

         Real Estate Loans

       FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

         Truth-In-Savings

       A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that customers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. The Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield.

         CBCA

       Federal law, including the Change in Bank Control Act of 1978 ("CBCA"), also prohibits acquisitions of control of a bank without prior notice to certain federal bank regulators. "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank or to vote twenty-five percent (25%) or more of any class of voting securities of a bank.

         FDIA/FIRA

       Under the Federal Deposit Insurance Act (the "FDIA"), the federal regulatory agencies possess the power to prohibit institutions from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interest thereof, restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA prohibits acquisition of control of a bank unless the appropriate federal supervisory agency has received sixty (60) days prior written notice and, within that time, has not disapproved the acquisition of control or otherwise extended the period for disapproval. Control, for purposes of FIRA, means the power to direct, either directly or indirectly, the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company would be presumed to be in control of the institution for purposes of FIRA.

         Garn - St. Germain

       The Garn - St. Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act, however, tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.

         CRA

       Under the Community Reinvestment Act of 1977, as amended ("CRA"), federal regulatory authorities are required to assess the record of all financial institutions to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in the evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), described below, amended the CRA to require, among other things, that the Bank's evaluation of meeting the credit needs of its entire community, including low and moderate income neighborhoods be made public. This evaluation includes a descriptive rating ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating.

       In 1995, the federal regulators revised the CRA rules to emphasize performance over process and documentation. Under the revised rules, the five-point ratings scale is still used. A bank's compliance is determined by a three- prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. The rule became effective July 1, 1995. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community. Expanded Home Mortgage Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgages made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million will be required to report their aggregate small business loans made by geographic region. Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion will be subject to less stringent CRA examinations.

       Under the new regulation, banks will enjoy a reduction in compliance burden. Specifically, banks are not required to keep extensive documentation to prove that directors have participated in drafting and review of CRA policies. A formal CRA statement does not have to be prepared. The efforts banks made to market in low and moderate income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods utilized to determine the credit needs of the community.

         BSA

       Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         CEBA

       An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan. This legislation has not had a material adverse effect on the Bank's operations or its competitive position.

         FIRREA

       The Financial Institutions Reform, Recovery and Enforcement Act of 1989 was primarily enacted to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund and the Bank Insurance Fund. The Bank's deposits are insured under the Bank Insurance Fund. See discussion of insurance under "Federal Law - Insurance" above.

       FIRREA reformed real estate appraisal procedures and the existing supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank. Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation, up to $5 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years. Management is of the opinion that these additional reforms will have no material impact upon the anticipated results of operations of the Bank.

         Regulatory Capital

       The FDIC and other federal bank regulatory agencies have issued risk-based capital guidelines which supplement leverage capital requirements. As of December 31, 1992, the guidelines required all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8% (of which at least 4% must be in the form of common stockholders' equity). Assets are assigned to four risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital ratios represent equity and (to the extent permitted) non-equity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

       In July 1996, the federal bank regulatory agencies issued a joint policy statement regarding the evaluation of commercial bank's capital adequacy for interest rate risk. Under the policy, the assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. Banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems may be required by the regulators to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

         Riegle - Neal Act

       On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator.

       Statistical Data

       The statistical information required by Item I is in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, which is set forth in Exhibit 13, hereto, and is incorporated herein by reference, as follows except as noted:

                                                                                         Page in the Registrant's Annual
                                                                                         Report to Shareholders for
         Guide 3 Disclosure                                                              the year ended December 31, 1996
         ------------------                                                              --------------------------------
        I.    Distribution of Assets, Liabilities and
              Stockholders' Equity; Interest Rates and
              Interest Differential
              A.  Average Balance Sheet                                                                     7
              B.  Net Interest Income Analysis                                                            7 & 8
              C.  Rate/Volume Analysis                                                                      8

        II.   Investment Portfolio
              A.  Book Value of Investment Securities                                                      12
              B. Maturities of Investment Securities                                                       13
              C. Investment Securities Concentrations                                                      12

        III.  Loan Portfolio
              A. Types of Loans                                                                         13 & 14
              B. Maturities and Sensitivities of
                 Loans to Changes in Interest Rates                                                        14
              C. Risk Elements
                 1.  Nonaccrual, Past Due and Restricted Loans                                             15
                 2.  Potential Problem Loans                                                               15
                 3.  Foreign Outstandings                                                            Not Applicable
              D. Other Interest Bearing Assets                                                       Not Applicable

        IV.   Summary of Loan Loss Experience
              A.  Analysis of Allowance for Loan Losses                                                     9
              B. Allocation of the Allowance for Loan Losses                                               10

         V.   Deposits
              A. Average Balances                                                                           7
              B. Maturities of Large Denomination Certificates                                             16
              C. Foreign Deposit Liability Disclosure                                                Not Applicable

        VI.   Return on Equity and Assets
              A. Return on Assets                                                                           4
              B. Return on Equity                                                                           4
              C. Dividend Payout Ratio                                                                 See Item 6
              D. Equity to Assets Ratio                                                                     4

        VII.  Short-Term Borrowings                                                         31 & 32

       ITEM 2  PROPERTIES

         Monocacy Bancshares, Inc., Corporate Office
         222 East Baltimore Street
         Taneytown, Maryland  21787


         Taneytown Bank & Trust Company:

         Main Office                       Columbia Branch *           Randallstown Branch
         222 East Baltimore Street         5565 Sterrett Place         9337 Liberty Road
         Taneytown, MD  21787              Columbia, MD  21044         Randallstown, MD  21133

         Westminster Branch *              Uniontown Branch            140 Express Branch
         402 Englar Road                   3462 Uniontown Road         747 Baltimore Boulevard
         Westminster, MD  21157            Westminster, MD  21158      Westminster, MD  21157

         Taneytown Branch                  Keymar Branch               Gettysburg Branch *
         500 East Baltimore Street         6690 Middleburg Road        545 West Middle Street
         Taneytown, MD  21787              Keymar, MD  21757           Gettysburg, PA  17325

         Carroll Lutheran Village *        Eldersburg Branch *
         205 St. Mark Way                  1350 Liberty Road
         Westminster, MD  21157            Eldersburg, MD  21784

         * These properties are leased. Lease expiration dates are November 19, 2006, for the Westminster branch, October 1, 1998 for Carroll Lutheran Village, March 31, 1998, for the Columbia branch, December 29, 2006 for the Eldersburg branch and October 28, 2006 for the Gettysburg branch. All other properties are owned in fee and without liens. All properties owned and operated by the Registrant and its subsidiary are adequate for the business to be conducted at each such location.

       ITEM 3  LEGAL PROCEEDINGS

       The Bank has been named as a defendant in a legal proceeding in the Circuit Court for Baltimore City wherein it is alleged that the Bank permitted the improper withdrawal or transfer of funds from a deposit account containing escrow monies at the Bank. It is also alleged that the Bank misapplied certain sums of money by depositing them in an unrelated account holder's deposit account. The complaint seeks recovery against the Bank in the amount of $482,000. Management, after consultation with legal counsel, believes that it has substantial defenses available and intends to vigorously defend against the claims. Although the amount of any ultimate liability with respect to these claims cannot be determined, management is of the opinion that any losses resulting from the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

       Monocacy and the Bank are involved in other matters of litigation incidental to their business. In management's opinion, the outcome of these matters will not have a material impact on the financial statements of Monocacy, or the Bank.

       ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None

       PART II

       ITEM 5  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       Registrant's Common Stock is traded on a limited basis in the over-the-counter market. The Common Stock is not listed on any securities exchange nor is it quoted on the National Association of Securities Dealers' Automated Quotation System.

       Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Koonce Securities, Inc. and Ryan Beck and Co. offer over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and which do not necessarily represent actual transactions.

       The Bank has paid cash dividends for at least 20 years. The Registrant has paid dividends since the effective date of its formation as a bank holding company, October 1, 1993. The Registrant's Board of Directors intends to continue the dividend payment policy; however, future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Pages 17 and 38 of the Registrant's Annual Report to Shareholders discusses the regulatory restrictions that impact the Registrant's and the Bank's ability to pay dividends. The following tables set forth the high and low bid prices for each quarter of 1996 and 1995.

                                                          1996                                     1995

                                           Fourth    Third    Second     First      Fourth    Third    Second     First
                                           Qtr.      Qtr.     Qtr.       Qtr.       Qtr.      Qtr.     Qtr.       Qtr.
                                           -------   ------   ------     -----      ------    -----    ------     ------
       Per Common Share:*
         Cash dividends declared           $  .09    $  .09   $   .09    $  .09     $  .08    $  .08   $  .08     $  .08

       Bid Prices:
         High                              $25.50    $25.50    $25.50    $25.00     $24.00    $24.50   $26.00     $26.00
         Low                               $22.50    $22.50    $22.50    $22.00     $23.00    $23.00   $25.00     $23.00

       * Amounts have been restated to reflect the January, 1996 and February, 1997 10% stock dividends.

       As of March 20, 1997, there were approximately 952 stockholders holding an aggregate of 1,618,803 shares.

 ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information required to be set forth herein is included in the Registrant's Annual Report to Shareholders, at pages 6 through 20, which is attached hereto in Exhibit 13 and is incorporated herein by reference.

 Five year Comparative Summary
                                               1996         1995          1994         1993        1992
                                               ----         ----          ----         ----        ----
 Summary of Operations:
    Interest Income                          $19,593       17,079        14,997       12,441       12,469
    Interest Expense                          10,421        7,852         6,271        5,224        5,807
                                             -------      -------       -------      -------      -------
    Net interest income                        9,172        9,227         8,726        7,217        6,662
    Provision for loan losses                    300          885           687          375          263
                                             -------      -------       -------      -------      -------
    Net interest income after provision
      for loan losses                          8,872        8,342         8,039        6,842        6,399
    Other income                               2,039        1,427         1,081        1,644        1,205
    Other expenses                             8,762        6,536         6,121        5,904        4,937
                                             -------      -------       -------      -------      -------
      Income before income taxes               2,149        3,233         2,999        2,582        2,667
    Income taxes                                 538          882           777          621          715
                                             -------      -------       -------      -------      -------
      Net income                             $ 1,611        2,351         2,222        1,961        1,952
                                             =======      =======       =======      =======      =======

 Per Share Data*:
    Net income                                 $1.00         1.47          1.40         1.23         1.23
    Dividend paid                               $.36         0.33          0.23         0.19         0.17
    Book Value                                 13.40        13.21         11.69        10.87         9.69
 Shares outstanding*                       1,615,151    1,602,463     1,592,224    1,590,695    1,590,840

 Other Data:
    Total assets                            $263,015      266,194       211,249      191,768      157,725
    Total deposits                           225,039      223,412       171,873      155,722      141,069
    Total loans-net of allowance for
      loan losses                            156,690      137,222       145,564      121,370      101,079
    Total equity                              21,648       21,169        18,610       17,289       15,415

 Key Ratios:
    Return on average
      stockholders' equity                      7.81%       11.83         12.19        11.27        13.31
    Return on average total assets              0.61%        1.07          1.08         1.09         1.27
    Equity to assets                            8.23%        7.95          8.81         9.02         9.77
    Dividend payout ratio                      36.00%       22.45         16.43        15.45        13.82

 * Per share data and shares outstanding for all years have been restated to reflect the 10% common stock dividends issued in 1997 and 1996. Per share data for years prior to 1994 have been restated to reflect the 25% common stock dividend issued in 1991, a 20% common stock dividend issued in 1992 and a 2 for 1 stock split in 1993.

 ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required to be set forth herein is included in the Registrant's Annual Report to Shareholders, at pages 21 through 38, which is attached hereto in Exhibit 13 and is incorporated herein by reference. Supplemental data required under 302 (a) (5) is not applicable.

 ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

 PART III

 ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 27, 1997, at pages 6 through 8, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 10 EXECUTIVE COMPENSATION

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 27, 1997, at pages 9 through 12, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 27, 1997, at pages 3 through 5, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 27, 1997, at pages 13 through 22, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 13 EXHIBITS AND REPORTS ON 8-K

 (a)  Documents filed as part of this report:

   (1) The following financial statements of the Registrant are set forth on page 21 through 38 of the Registrants' 1996 Annual Report to Shareholders, which is included herein at Exhibit 13 and is incorporated herein by reference:

        Consolidated Balance Sheets at December 31, 1996 and 1995.

        Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

        Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

        Independent Auditors' Report for the year ended December 31, 1996.

   (2) Financial statement schedules are omitted from this 10-KSB because the required information is either not applicable or is not deemed material to the Registrant.

   (3)                      Listing of Exhibits:

        The following documents are attached as Exhibits to this Form 10-KSB as indicated by the Exhibit number or are incorporated by reference to the prior filings of the Registrant with the Commission.

        Form 10-KSB Exhibit #              Exhibit
        ---------------------              -------
        Exhibit (3i)                       Articles of Incorporation
        Exhibit (3ii)                      Bylaws of the Corporation
        Exhibit (10i)                      Employment Agreement, dated June 16, 1993, by and between Taneytown Bank and Trust Company and Francis W. Neubauer, Jr. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed with the
                                           Commission on March 24, 1997)
        Exhibit (10ii)                     Supplemental  Retirement Plan Agreement, dated April 25, 1994, by and between
                                           Taneytown Bank and Trust Company and Francis W. Neubauer, Jr.
                                           (Incorporated herein by reference to the Registrant's Current Report on Form
                                           8-K, filed with the Commission on March 24, 1997)
        Exhibit (10iii)                    Stock Option Plan
        Exhibit (13)                       Annual Report to Shareholders
        Exhibit (21)                       List of Registrant's Subsidiaries
        Exhibit (23)                       Consent of Independent Auditors
        Exhibit (27)                       Financial Data Schedule
        Exhibit (99)                       Definitive Proxy Statement, Notice and Form of Proxy for 1996 Annual
                                           Meeting of Shareholders to be held on April 28, 1997.  (Incorporated into Part
                                           III of the Form 10-KSB)

 ITEM 13 (b)  REPORTS ON FORM 8-K

 Form 8-K dated March 24, 1997 regarding certain contracts of the Registrant.

                                   SIGNATURES

 Pursuant to the registration requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MONOCACY BANCSHARES, INC.
                                               (Registrant)

 Date:  March 20, 1997                   By:
                                            _____________________________
                                            Frank W. Neubauer, President and
                                            Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 Chairman of the Board,     Date  March 20, 1997
   ----------------------        Director                        ---------------
   Eric E. Glass

                                 Director, President & CEO  Date  March 20, 1997
   ----------------------        (Principal Executive Officer)   ---------------
   Frank W. Neubauer

   ----------------------        Director                   Date  March 20, 1997
   David M. Abramson                                             ---------------

   ----------------------        Director                   Date  March 20, 1997
   E. Wayne Baumgardner                                          ---------------

   ----------------------        Director                   Date  March 20, 1997
   George B. Crouse                                              ---------------

   ----------------------        Director                   Date  March 20, 1997
   Glenn E. Eaves                                                ---------------

   ----------------------        Director                   Date  March 20, 1997
   Donald R. Hull                                                ---------------

   ----------------------        Director                   Date  March 20, 1997
   Jacob M. Yingling                                             ---------------

                                 CFO & COO                  Date  March 20, 1997
   ----------------------                                        ---------------
   Michael K. Walsch         (Principal Accounting and
                           Financial Officer and Principal
                                Operating Officer)