Form 10QSB
period 1997-03-31
MONOCACY BANCSHARES INC
filed 1997-05-06
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                         Commission file number 0-22536

                            Monocacy Bancshares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                                        52-1824297
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

      222 E. Baltimore Street
       Taneytown, Maryland                                     21787
(Address of Principal Executive Offices)                     (Zip Code)

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

                               Yes   X       No
                                    ---          ---
Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,622,330 shares of Common Stock, $5 par value per share, were outstanding as of April 30, 1997.

                            MONOCACY BANCSHARES, INC.

                           Index to Form 10-QSB Report

PART I              -      FINANCIAL INFORMATION

         Item 1. Financial Statements

                           Consolidated Balance Sheets . . . . . . . . . . . . . .. .1

                           Consolidated Income Statements . . . . . . . . . . . . .  2

                           Consolidated Statements of Stockholders' Equity . . . . ..3

                           Consolidated Statements of Cash Flow . . . . . . . . . .  4

                           Notes to Consolidated Financial Statements . . . . . . .  5

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . . . . .  . .6

PART II   -                OTHER INFORMATION

         Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .10
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .  . .10
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 10
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  . .10
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 10
         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .. . 10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .11

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                      March 31,       December 31,
                                                                        1997             1996
                                                                   --------------    -------------
                                                                     (unaudited)
                           Assets
                           ------
Cash and due from banks ........................................   $   8,458,804    $  10,373,937
Federal funds sold .............................................         550,000        2,000,000
Interest-bearing deposits with other banks .....................         410,251          108,490
Loans held for sale ............................................       2,785,386       10,117,718
Securities available for sale ..................................      46,999,779       45,917,686
Investment securities (approximate fair value of
     $23,648,149 and $23,860,226) ..............................      24,037,775       24,042,079
Loans, less allowance for loan losses of
     $2,250,337 and $2,100,301 .................................     160,939,083      156,689,585
Bank premises and equipment ....................................       8,437,318        8,435,314
Other real estate owned ........................................         650,184          655,684
Deferred income taxes ..........................................       1,090,080          899,000
Accrued interest receivable ....................................       1,862,422        1,939,177
Other assets ...................................................       1,640,156        1,836,207
                                                                   -------------    -------------
                                          Total assets .........   $ 257,861,238    $ 263,014,877
                                                                   =============    =============

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits ................................   $  23,620,300    $  24,001,887
  Interest bearing deposits ....................................     202,133,828      201,037,216
                                                                   -------------    -------------
                                                                     225,754,128      225,039,103
  Federal funds purchased ......................................            --               --
  Other borrowings .............................................       8,706,675       15,338,564
  Accrued interest and other expenses payable ..................       1,325,687          555,067
  Dividends payable ............................................         178,155          146,859
  Other liabilities ............................................          25,126          286,899
                                                                   -------------    -------------
                                     Total liabilities .........     235,989,771      241,366,492

Stockholders' Equity:
  Common stock .................................................       8,096,335        7,341,620
  Common stock dividend to be distributed ......................            --          3,699,159
  Surplus ......................................................      11,711,419        9,145,192
  Retained earnings ............................................       3,185,969        2,235,364
  Net unrealized gain (loss) on
    securities available for sale ..............................      (1,122,256)        (772,950)
                                                                   -------------    -------------
                            Total stockholders' equity .........      21,871,467       21,648,385
                                                                   -------------    -------------

Total liabilities and stockholders' equity .....................   $ 257,861,238    $ 263,014,877
                                                                   =============    =============

See the accompanying Notes to Consolidated Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements
               For the three months ended March 31, 1997 and 1996
                                   (unaudited)


                                                                       1997          1996
                                                                   ------------   ------------
Interest income:
      Loans, including fees ....................................   $ 4,000,968    $ 3,270,267
      Interest-bearing deposits with other banks ...............         6,553         31,753
      Federal funds sold .......................................        27,141        125,800
      Securities available for sale ............................       714,297      1,136,457
      Investment securities ....................................       288,683        186,159
                                                                   -----------    -----------
         Total interest income .................................     5,037,642      4,750,436
                                                                   -----------    -----------

Interest expense:
      Deposits .................................................     2,330,620      2,406,959
      Federal funds purchased ..................................         5,629              0
      Other borrowings .........................................       178,199        276,105
                                                                   -----------    -----------
         Total interest expense ................................     2,514,448      2,683,064
                                                                   -----------    -----------
             Net interest income ...............................     2,523,194      2,067,372
Provision for loan losses ......................................       180,000         75,000
                                                                   -----------    -----------
             Net interest income after provision for loan losses     2,343,194      1,992,372
                                                                   -----------    -----------

Noninterest income:
      Service charges on deposit accounts ......................       106,406         84,841
      Other service charges ....................................       155,015        167,786
      Trust department fees ....................................        38,375         34,265
      Gains and fees on sales of loans .........................       353,400         59,023
      Gains (losses) on sales of securities ....................        (2,550)        33,695
      Other ....................................................       126,348         59,391
                                                                   -----------    -----------
         Total noninterest income ..............................       776,994        439,001
                                                                   -----------    -----------
Noninterest expense:
      Salaries & employee benefits .............................     1,360,655      1,085,674
      Occupancy ................................................       200,834        148,175
      Equipment ................................................       186,822        175,401
      Deposit insurance ........................................        15,000         24,463
      Professional fees ........................................        94,502         66,901
      Other ....................................................       444,958        337,973
                                                                   -----------    -----------
         Total noninterest expense .............................     2,302,771      1,838,587
                                                                   -----------    -----------

Income before income taxes .....................................       817,417        592,786
Provision for income taxes .....................................       150,176        124,560
                                                                   -----------    -----------
Net income .....................................................   $   667,241    $   468,226
                                                                   ===========    ===========

Net income per common share ....................................   $      0.41    $      0.29
                                                                   ===========    ===========

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
      (Information for the three months ended March 31, 1997 is unaudited)


                                                                                                   Net Unrealized
                                                                                                    Gain(Loss) on
                                                        Common Stock                                  Securities        Total
                                           Common      Dividend to be                  Retained       Available      Stockholders'
                                            Stock       Distributed      Surplus       Earnings       for Sale          Equity
                                        -------------   ------------   -----------   ------------  ---------------   -------------

Balance at December 31, 1994 ........... $  6,574,145   $         --    $6,610,009   $  5,931,893    $   (506,364)   $ 18,609,683

Net income .............................           --             --            --      2,350,776              --       2,350,776
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans ...       43,630             --       167,167             --              --         210,797
Cash dividend ..........................           --             --            --       (528,287)             --        (528,287)
10% stock dividend to be distributed ...           --      2,845,643            --     (2,845,643)             --              --
Increase in fair value of securities
     available for sale ................           --             --            --             --         525,112         525,112
                                         ------------   ------------  ------------   ------------    ------------    ------------
Balance at December 31, 1995 ...........    6,617,775      2,845,643     6,777,176      4,908,739          18,748      21,168,081

Net income .............................           --             --            --      1,610,804              --       1,610,804
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans ...       63,440             --       182,778             --              --         246,218
Issuance of 10% common stock dividend ..      660,405     (2,845,643)    2,185,238                                             --
Cash dividend ..........................           --             --            --       (585,020)             --        (585,020)
10% stock dividend to be distributed ...           --      3,699,159            --     (3,699,159)             --              --
Decrease in fair value of securities
     available for sale ................           --             --            --             --        (791,698)       (791,698)
                                         ------------   ------------  ------------   ------------    ------------    ------------
Balance at December 31, 1996 ...........    7,341,620      3,699,159     9,145,192      2,235,364        (772,950)     21,648,385

Net income for three months ............           --             --            --        667,241              --         667,241
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans ...       20,580             --        70,168             --              --          90,748
Issuance of 10% common stock dividend ..      734,135     (3,699,159)    2,496,059        461,483              --          (7,482)
Cash dividend ..........................           --             --            --       (178,119)             --        (178,119)
Decrease in fair value of securities
     available for sale ................           --             --            --             --        (349,306)       (349,306)
                                         ============   ============  ============   ============    ============    ============
Balance at March 31, 1997 .............. $  8,096,335   $         --  $ 11,711,419   $  3,185,969    $ (1,122,256)   $ 21,871,467
                                         ============   ============  ============   ============    ============    ============

                    Monocacy Bancshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 1997 and 1996
                                   (unaudited)


                                                                      Three Months Ended March 31,
                                                                         1997             1996
                                                                     -------------    ------------
Cash flows from operating activities:
     Net income ..................................................   $    667,241    $    468,226
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization ..........................        204,608          15,297
          Provision for loan losses ..............................        180,000          75,000
          Deferred income taxes ..................................       (191,080)        200,571
          (Gains)losses on sales of securities available for sale           2,550         (33,695)
          Proceeds from sales of loans originated for sale .......     12,844,622       3,231,030
          Disbursements for loans originated for sale ............     (5,162,095)     (3,172,007)
          Gains on sale of loans .................................       (350,195)        (59,023)
          Decrease in unearned income,  net of origination costs .        (75,507)       (195,045)
          Gain on sale of other real estate owned ................             --              --
          Writedown of other real estate owned ...................          5,500              --
          (Increase)decrease in accrued interest receivable ......         76,755        (541,768)
          Increase in accrued interest and other
              expenses payable ...................................        770,620         296,060
     Other, net ..................................................        (65,722)        649,177
                                                                     ------------    ------------
                         Net cash provided by operating activities      8,907,297         933,823
                                                                     ------------    ------------

Cash flows from investing activities:
     Net (increase)decrease in interest-bearing
          deposits with other banks ..............................       (301,761)        388,893
     Proceeds from maturities of investment securities ...........          4,304       5,236,993
     Proceeds from sales of securities available for sale ........      1,383,549       3,448,477
     Proceeds from maturities of securities available for sale ...      1,591,416         822,479
     Purchases of securities available for sale ..................     (4,408,914)    (29,613,572)
     Purchases of investment securities ..........................             --     (15,521,461)
     Loan originations, net of principal repayments ..............     (4,353,991)        175,443
     Purchases of bank premises and equipment ....................       (206,612)     (1,095,185)
     Additions to real estate owned ..............................             --          (8,432)
     Proceeds from real estate owned .............................             --           7,500
                                                                     ------------    ------------
                         Net cash used in investing activities ...     (6,292,009)    (36,158,865)
                                                                     ------------    ------------

Cash flows from financing activities:
     Net increase in deposits ....................................        715,025       2,302,715
     Repayments of other borrowings ..............................     (6,631,889)     (2,213,110)
     Issuance of common stock ....................................         90,748          29,786
     Dividends paid on common stock ..............................       (154,305)       (145,829)
                                                                     ------------    ------------
                         Net cash used in financing activities ...     (5,980,421)        (26,438)
                                                                     ------------    ------------

Net decrease in cash and cash equivalents ........................     (3,365,133)    (35,251,480)

Cash and cash equivalents at beginning of period .................     12,373,937      47,143,615

                                                                     ============    ============
Cash and cash equivalents at end of period .......................   $  9,008,804    $ 11,892,135
                                                                     ============    ============

Supplemental disclosures of cash flow information:
     Interest paid on deposits and borrowings ....................   $  2,167,329    $  2,366,723
     Income taxes paid ...........................................             --             934


See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                   (Information as of and for the three months
                       ended March 31, 1997 is unaudited)

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Monocacy Bancshares, Inc., (the "Company") 1997 Annual Report on Form 10-KSB.

         The consolidated financial statements include the accounts of the Company's subsidiary, Taneytown Bank & Trust Company (the "Bank). All significant intercompany balances and transactions have been eliminated.

         The consolidated financial statements as of March 31, 1997, and for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at March 31, 1997, were $257,861 a 1.96% or $5,154 decrease from December 31, 1996. The decrease in assets from December 31, 1996 occurred primarily in liquid assets as the Bank repaid short-term borrowings from proceeds of an $8.8 million sale of residential mortgage loans during the first quarter. The securities portfolios, including investment securities and securities available for sale, which totaled $71,038 at March 31, 1997 and $69,960 at December 31, 1996 , were at approximately the same level. Net loans were $160,939, which reflects a 2.71% increase from December 31, 1996 due primarily to increases in both the commercial and commercial real estate loan portfolios. Deposits increased $715 or .32% from December 31, 1996, primarily in the time deposit category due to a first quarter certificate of deposit campaign.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,250 at March 31, 1997, which was 1.38% of loans. During the first three months of 1997, Monocacy had a $180 provision for loan losses and had net charge-offs of $30. At December 31, 1996, the allowance for loan losses was $2,100 or 1.32% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $1,522 at March 31, 1997. The allowance for loan losses is 258.03% of non-accrual loans and 147.83% of non-performing assets at March 31, 1997, indicating substantial coverage.

Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the three month periods ended March 31, 1997 and 1996.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $218,722 or 96.89% of total deposits at March 31, 1997.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, investment securities due within one year and securities available for sale. Such assets totaled $59,204 or 22.96% of total assets at March 31, 1997.

In addition, the Bank has established lines of credit totaling $30,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 1997, the Bank had $8,006 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.


CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of March 31, 1997, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at March 31, 1997.


                                                                Minimum
                               Monocacy Bancshares, Inc.       Regulatory
                                    March 31, 1997            Requirements
                               -------------------------      ------------

Risk-based capital ratios
  Tier I capital ...........            10.74%                    4.00%
  Total capital ............            12.02%                    8.00%
Leverage capital ratio .....             7.23%                    3.00%


RESULTS OF OPERATIONS

Net income was $667 for the first three months of 1997, up from $468 or 42.52% for the same period last year. Net interest income was up by $456 for the first three months of 1997, a result of the higher net interest margin because of the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $180 for the first three months of 1997 and $75 for the same period last year.

Non-interest income increased by $338 or 76.99% for the first three months of 1997 with higher deposit service charges, loan servicing fees and more gains realized on the sales of loans. In addition, a gain of $100,000 was realized on the sale of a lease purchase option during January of 1997.

Mortgage-banking activities were more profitable during the three month period ended March 31, 1997, as evidenced by a 51.34% increase in servicing fees and a 179.66% increase in gains on sales of loans for that period over the same period in 1996. This increase is attributable to the operations of Classic Mortgage Company, which the Company acquired in April, 1996. In addition to the increase in normal operating gains on sales of loans, the Company realized a $188 gain on a bulk sale of residential mortgage loans in the first quarter of 1997.

The Company realized losses on sales of securities available for sale of $3 for the three months ended March 31, 1997 as compared to gains of $34 for the same period in 1996.

Non-interest expenses grew by $464 or 25.23% for the three month period ended March 31, 1997, with higher staff levels and related costs and the additional investments in other resources made in late 1996. Deposit insurance was down 38.68% from 1996 due to the more favorable rate structure in effect since the recapitalization of the FDIC funds. Professional fees are up 41.26% primarily due to the ongoing litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

Income taxes were $150 for an effective tax rate of 18.37% in the first three months of 1997. The effective tax rate for the first three months of 1996 was 21.01%. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company.

Table 1

                            Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans



                                        March 31,     March 31,  December 31,
                                          1997          1996         1996
                                        --------      --------   -----------

Non-accrual loans:
Real Estate
     Commercial mortgage ...........      $  618       $1,013       $  735
     Residential mortgage ..........          94           --           --
Commercial .........................         158          210           52
Consumer ...........................           2            5            6
                                          ------       ------       ------
Total non-accrual loans ............         872        1,228          793
Foreclosed properties ..............         650        1,312          656
                                          ------       ------       ------
Total non-performing assets ........      $1,522       $2,540       $1,449
                                          ======       ======       ======

Allowance for loan losses to:
     Non-accrual loans .............      258.03%      160.42%      264.82%
                                          ======       ======       ======
     Non-performing assets .........      147.83%       77.56%      144.93%
                                          ======       ======       ======

Accruing loans past due
     90 days or more ...............      $1,119       $  210       $  757
                                          ======       ======       ======

Allowance for loan losses ..........      $2,250       $1,970       $2,100
                                          ======       ======       ======

Table 2

                            Monocacy Bancshares, Inc.
                            Allowance For Loan Losses



                                                    Three months ended March 31,
                                                      1997               1996
                                                    --------           --------

Allowance for loan losses
     at beginning of period ................         $ 2,100           $ 1,904
Provision for loan losses ..................             180                75
Charge-offs ................................             (33)              (10)
Recoveries .................................               3                 1
                                                     -------           -------
Allowance for loan losses
     at end of period ......................         $ 2,250           $ 1,970
                                                     =======           =======

Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income .......................            1.38%             1.41%
                                                     =======           =======

                                     PART II


Item 1.  Legal Proceedings

         As previously reported, the Bank has been named as a defendant in a legal proceeding in the Circuit Court for Baltimore City wherein it is alleged that the Bank permitted the improper withdrawal or transfer of funds from a deposit account containing escrow monies at the Bank. It is also alleged that the Bank misapplied certain sums of money by depositing them in an unrelated account holder's deposit account. The complaint seeks recovery against the Bank in the amount of $482,000. Management, after consultation with the legal counsel, believes that it has defenses available and intends to vigorously defend against the claims. Although the amount of any ultimate liability with respect to these claims cannot be determined, management is of the opinion that any losses resulting form the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On March 31, 1997, the Board of Directors of the Company declared an $.11 per share cash dividend to common stockholders of record on April 14, 1997, payable April 28, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit No.
              ----------

              11.0  Information used in the computation             Page 12
                                       of net income per share

              27.0 Financial Data Schedule                          Page 13


         (b)  Reports on Form 8-K

              None.


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



                                 MONOCACY BANCSHARES, INC.
                                 Registrant

                                 Principal Executive Officer:


                                 By:_________________________________
                                    Frank W. Neubauer, President/CEO


                                 Date: April 30, 1997


                                 Principal Financial and Accounting Officer:



                                 By:___________________________________________
                                    Michael K. Walsch, Executive Vice President


                                 Date: April 30, 1997