Form 10QSB
period 1997-06-30
MONOCACY BANCSHARES INC
filed 1997-08-13
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Maryland                                             52-1824297
---------------------------------                            -------------------
  (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

      222 E. Baltimore Street
       Taneytown, Maryland                                           21787
-------------------------------                                  ------------
(Address of Principal Executive                                   (Zip Code)
Offices)

                                 (410) 756-2655
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

1,625,575 shares of Common Stock, $5 par value per share, were outstanding as of August 8, 1997.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report


PART I   -                 FINANCIAL INFORMATION

         Item 1. Financial Statements

                           Consolidated Balance Sheets........................1

                           Consolidated Income Statements.....................2

                           Consolidated Statements of Stockholders' Equity....3

                           Consolidated Statements of Cash Flows..............4

                           Notes to Consolidated Financial Statements.........5

         Item 2. Management's Discussion and Analysis of Financial

                           Condition and Results of Operations................6

PART II  -                 OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................11
         Item 2.  Changes in Securities......................................11
         Item 3.  Defaults Upon Senior Securities............................11
         Item 4.  Submission of Matters to a Vote of Security Holders........11
         Item 5.  Other Information..........................................11
         Item 6.  Exhibits and Reports on Form 8-K...........................11

         Signatures..........................................................12

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                     June 30,       December 31,
            Assets                                    1997             1996
            ------                                 ------------    --------------
                                                    (unaudited)
Cash and due from banks                            $  8,666,695    $ 10,373,937
Federal funds sold                                            -       2,000,000
Interest-bearing deposits with other banks                3,912         108,490
Loans held for sale                                   3,444,885      10,117,718
Securities available for sale                        56,878,527      45,917,686
Investment securities (approximate fair value of
     $24,189,994 and $23,860,226)                    24,033,783      24,042,079
Loans, less allowance for loan losses of
     $2,678,690 and $2,100,301                      163,397,832     156,689,585
Bank premises and equipment                           8,437,046       8,435,314
Other real estate owned                                 631,299         655,684
Deferred income taxes                                 1,217,593         899,000
Accrued interest receivable                           2,089,800       1,939,177
Other assets                                          1,672,413       1,836,207
                                                   ------------    ------------
                 Total assets                      $270,473,785    $263,014,877
                                                   ============    ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Non-interest bearing deposits                    $ 26,895,609    $ 24,001,887
  Interest bearing deposits                         200,969,785     201,037,216
                                                   ------------    ------------
                                                    227,865,394     225,039,103
  Federal funds purchased                              2,650,00               -
  Other borrowings                                   15,672,794      15,338,564
  Accrued interest and other expenses payable         1,312,098         555,067
  Dividends payable                                     178,472         146,859
  Other liabilities                                      19,742         286,899
                                                   ------------    ------------
                 Total liabilities                  247,698,500     241,366,492

Stockholders' Equity:
  Common stock                                        8,112,370       7,341,620
  Common stock dividend to be distributed                     -       3,699,159
  Surplus                                            11,762,669       9,145,192
  Retained earnings                                   3,585,921       2,235,364
  Net unrealized gain (loss) on
    securities available for sale                      (685,675)       (772,950)
                                                   ------------    ------------
                 Total stockholders' equity          22,775,285      21,648,385
                                                   ------------    ------------
Total liabilities and stockholders' equity         $270,473,785    $263,014,877
                                                   ============    ============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements
        For the six and three month periods ended June 30, 1997 and 1996
                                  (unaudited)

                                                                          Six Months Ended June 30,      Three Months Ended June 30,
                                                                            1997          1996              1997          1996
                                                                        -----------    ----------        ----------    ----------
Interest income:
  Loans, including fees                                                 $ 8,000,602    $6,637,916        $3,999,634    $3,367,649
  Interest-bearing deposits with other banks                                 10,570        42,339             4,017        10,586
  Federal funds sold                                                         36,148       135,932             9,007        10,132
  Securities available for sale                                           1,504,271     2,217,114           789,974     1,080,657
  Investment securities                                                     577,754       554,878           289,071       368,719
                                                                        -----------    ----------        ----------    ----------
      Total interest income                                              10,129,345     9,588,179         5,091,703     4,837,743
                                                                        -----------    ----------        ----------    ----------
Interest expense:
  Deposits                                                                4,704,869     4,718,402         2,374,249     2,311,443
  Federal funds purchased                                                    15,310        16,988             9,681        16,988
  Other borrowings                                                          314,489       508,529           136,290       232,424
                                                                        -----------    ----------        ----------    ----------
  Total interest expense                                                  5,034,668     5,243,919         2,520,220     2,560,855
                                                                        -----------    ----------        ----------    ----------
      Net interest income                                                 5,094,677     4,344,260         2,571,483     2,276,888

Provision for loan losses                                                   660,000       150,000           480,000        75,000
                                                                        -----------    ----------        ----------    ----------
      Net interest income after provision for loan losses                 4,434,677     4,194,260         2,091,483     2,201,888
                                                                        -----------    ----------        ----------    ----------
Noninterest income:
  Service charges on deposit accounts                                       264,468       194,879           158,062       110,038
  Loan service charges                                                      324,031       337,415           169,016       169,629
  Trust department fees                                                      78,651        78,551            40,276        44,286
  Gains and fees on sales of loans                                          631,249       279,934           277,849       220,911
  Gains (losses) on sales of securities                                      (2,550)       21,755                 -       (11,940)
  Other                                                                     153,922       131,231            27,574        71,840
                                                                        -----------    ----------        ----------    ----------
      Total noninterest income                                            1,449,771     1,043,765           672,777       604,764
                                                                        -----------    ----------        ----------    ----------
Noninterest expense:
  Salaries & employee benefits                                            2,733,615     2,375,067         1,372,960     1,289,393
  Occupancy                                                                 368,107       300,901           167,273       152,726
  Equipment                                                                 387,069       351,187           200,247       175,786
  Deposit insurance                                                          30,000        58,989            15,000        34,526
  Professional fees                                                         206,824       167,998           112,322       101,097
  Other                                                                     763,893       772,711           318,935       434,738
                                                                        -----------    ----------        ----------    ----------
      Total noninterest expense                                           4,489,508     4,026,853         2,186,737     2,188,266
                                                                        -----------    ----------        ----------    ----------
Income before income taxes                                                1,394,940     1,211,172           577,523       618,386

Provision for income taxes                                                  149,276       240,973              (900)      116,413
                                                                        -----------    ----------        ----------    ----------
Net income                                                              $ 1,245,664    $  970,199        $  578,423    $  501,973
                                                                        ===========    ==========        ==========    ==========
Earnings per share                                                      $      0.77    $     0.60        $     0.36    $     0.31
                                                                        ===========    ==========        ==========    ==========

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (Information for the six months ended June 30, 1997 is unaudited)

                                                                                                    Net Unrealized
                                                      Common Stock                                   Gain(Loss) on        Total
                                           Common    Dividend to be                    Retained       Securities       Stockholders'
                                           Stock      Distributed        Surplus       Earnings   Available for Sale      Equity
                                           ------    --------------      -------       --------   ------------------   -------------
Balance at December 31, 1994             $6,574,145    $         -    $ 6,610,009   $ 5,931,893        $(506,364)      $18,609,683

Net income                                        -              -              -     2,350,776                -         2,350,776
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans         43,630              -        167,167             -                -           210,797
Cash dividend                                     -              -              -      (528,287)               -          (528,287)
10% stock dividend to be distributed              -      2,845,643              -    (2,845,643)               -                 -
Increase in fair value of securities
     available for sale                           -              -              -             -          525,112           525,112
                                         ----------    -----------    -----------   -----------        ---------       -----------
Balance at December 31, 1995              6,617,775      2,845,643      6,777,176     4,908,739           18,748        21,168,081

Net income                                        -              -              -     1,610,804                -         1,610,804
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans         63,440              -        182,778             -                -           246,218
Issuance of 10% common stock dividend       660,405     (2,845,643)     2,185,238                                                0
Cash dividend                                     -              -              -      (585,020)               -          (585,020)
10% stock dividend to be distributed              -      3,699,159              -    (3,699,159)               -                 0
Decrease in fair value of securities
     available for sale                           -              -              -             -         (791,698)         (791,698)
                                         ----------    -----------    -----------   -----------        ---------       -----------
Balance at December 31, 1996              7,341,620      3,699,159      9,145,192     2,235,364         (772,950)       21,648,385

Net income for six months                         -              -              -     1,245,664                -         1,245,664
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans         36,615              -        121,418             -                -           158,033
Issuance of 10% common stock dividend       734,135     (3,699,159)     2,496,059       461,483                -            (7,482)
Cash dividend                                     -              -              -      (356,590)               -          (356,590)
Increase in fair value of securities
     available for sale                           -              -              -             -           87,275            87,275
                                         ==========    ===========    ===========   ===========        =========       ===========
Balance at June 30, 1997                 $8,112,370    $         -    $11,762,669   $ 3,585,921        $(685,675)      $22,775,285
                                         ==========    ===========    ===========   ===========        =========       ===========

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six and three month periods ended June 30, 1997 and 1996
                                  (unaudited)

                                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                                     1997               1996              1997             1996
                                                                 ------------       ------------      ------------     ------------
Cash flows from operating activities:
  Net income                                                     $  1,245,664       $    970,199      $    578,423     $    501,973
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                    392,407             23,967           187,799            8,670
     Provision for loan losses                                        660,000            150,000           480,000           75,000
     Deferred income taxes                                           (318,593)             7,432          (127,513)        (193,139)
     (Gains)losses on sales of securities available for sale            2,550            (21,755)                -           11,940
     Proceeds from sales of loans originated for sale              18,646,355          9,016,120         5,801,733        5,785,090
     Disbursements for loans originated for sale                  (10,793,768)        (8,736,186)       (5,631,673)      (5,564,179)
     Gains on sale of loans                                          (631,249)          (279,934)         (281,054)        (220,911)
     Increase in unearned income,
         net of origination costs                                     (89,219)           315,410           (13,712)         510,455
     Gain on sale of other real estate owned                                -                  -                 -                -
     Writdeown of other real estate owned                               5,500                  -                 -
     Increase in accrued interest receivable                         (150,623)          (582,547)         (227,378)         (40,779)
     Increase(decrease) in accrued interest and other
         expenses payable                                             489,874            229,933          (280,746)         (66,127)
  Other, net                                                          187,925           (127,368)          253,647         (776,545)
                    Net cash provided by
                                                                 ------------       ------------      ------------     ------------
                        operating activities                        9,646,823            965,271           739,526           31,448
                                                                 ------------       ------------      ------------     ------------

Cash flows from investing activities:
  Net decrease in interest-bearing
     deposits with other banks                                        104,578            556,920           406,339          168,027
  Proceeds from maturities of investment securities                     8,296          6,995,232             3,992        1,758,239
  Proceeds from sales of securities available for sale              1,383,549          9,324,961                 -        5,876,484
  Proceeds from maturities of securities available for sale         1,591,416          2,719,845                 -        1,897,366
  Purchases of securities available for sale                      (13,851,081)       (29,613,572)       (9,442,167)               -
  Purchases of investment securities                                        -        (15,521,461)                -                -
  Sales of loan participations                                              -                  -                 -                -
  Loan originations, net of principal repayments                   (7,827,533)       (10,107,339)       (3,473,542)     (10,282,782)
  Purchases of bank premises and equipment                           (394,139)        (1,259,834)         (187,527)        (164,649)
  Additions to real estate owned                                            -            (16,232)                -           (7,800)
  Proceeds from real estate owned                                      18,885             20,274            18,885           12,774
                    Net cash used in
                                                                 ------------       ------------      ------------     ------------
                        investing activities                      (18,966,029)       (36,901,206)      (12,674,020)        (742,341)
                                                                 ------------       ------------      ------------     ------------

Cash flows from financing activities:
  Net increase(decrease) in deposits                                2,826,291         (5,689,150)        2,111,266       (7,991,865)
  Proceeds from issuance of other borrowings                        9,616,119         23,167,000         9,616,119        3,780,486
  Repayments of other borrowings                                   (6,631,889)       (22,053,514)                -         (453,890)
  Issuance of common stock                                            158,033             13,659            67,285            4,850
  Dividends paid on common stock                                     (356,590)          (222,232)         (202,285)         (97,380)
                  Net cash provided by (used in)
                                                                 ------------       ------------      ------------     ------------
                        financing activities                        5,611,964         (4,784,237)       11,592,385       (4,757,799)
                                                                 ------------       ------------      ------------     ------------

Net decrease in cash and cash equivalents                          (3,707,242)       (40,720,172)         (342,109)      (5,468,692)

Cash and cash equivalents at beginning of period                   12,373,937         47,143,615         9,008,804       11,892,135

                                                                 ============       ============      ============     ============
Cash and cash equivalents at end of period                       $  8,666,695       $  6,423,443      $  8,666,695     $  6,423,443
                                                                 ============       ============      ============     ============

Supplemental disclosures of cash flow information:
  Interest paid on deposits and borrowings                       $  4,360,973       $  4,636,072      $  2,193,644     $  2,269,349
  Income taxes paid                                                   639,834            168,634           639,834          167,700
  Transfers of loans to other real estate owned                             -                  -                 -                -
  Securitization of residential mortgage loans                              -                  -                 -                -

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
              (Information as of and for the six and three months
                       ended June 30, 1997 is unaudited)

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

The consolidated financial statements as of June 30, 1997, and for the six and three month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the six and three months ended June 30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FINANCIAL CONDITION

Total assets at June 30, 1997, were $270,474 a 2.8% or $7,459 increase from December 31, 1996. The increase in assets from December 31, 1996 occurred primarily in the loan and securities portfolios. Net loans at June 30, 1997 were $163,398, compared to $156,690 at December 31, 1996. The majority of the loan increase was a result of growth in the commercial real estate, residential construction and residential mortgage portfolios. The securities portfolios, including investment securities and securities available for sale increased to $80,913 at June 30, 1997 from $69,960 at December 31, 1996. Deposits increased $2,826 or 1.3% from December 31, 1996, primarily in the non-interest bearing deposit category, which increased $2,894 from December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,679 at June 30, 1997, which was 1.61% of loans. During the first six months of 1997, Monocacy had a $660 provision for loan losses and had net charge-offs of $81. At December 31, 1996, the allowance for loan losses was $2,100 or 1.32% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $3,988 at June 30, 1997. The increase in non-performing assets was due primarily to the addition of two commercial mortgage loan relationships to the non-accrual category. Of the total non-performing assets at June 30, 1997, a $65,000 piece of property was sold in July, an additional $390,000 is under contract of sale and $1.7 million is under a verbal commitment (awaiting a formal commitment letter) to be taken out by another institution. Based on this information and upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses. The allowance for loan losses is 79.80% of non-accrual loans and 67.18% of non-performing assets at June 30, 1997.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the six and three month periods ended June 30, 1997 and 1996.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $221,113 or 97.0% of total deposits at June 30, 1997.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year and securities available for sale. Such assets totaled $69,293 or 25.6% of total assets at June 30, 1997.

In addition, the Bank has established lines of credit totaling $30,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At June 30, 1997, the Bank had $14,673 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of June 30, 1997, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1997.

                                                                       Minimum
                                      Monocacy Bancshares, Inc.      Regulatory
                                             June 30, 1997          Requirements
                                      -------------------------     ------------

         Risk-based capital ratios
           Tier I capital                       10.60%                 4.00%
           Total capital                        11.80%                 8.00%
         Leverage capital ratio                  7.37%                 3.00%


RESULTS OF OPERATIONS

Net income was $1,246 for the first six months of 1997, up from $970 or 28.5% for the same period last year. Net interest income was up by $751 for the first six months of 1997, a result of the higher net interest margin because of the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $660 for the first six months of 1997 and $150 for the same period last year. Net income, net interest income and the provision for loan losses were $578, $2,572 and $480, respectively for the three month period ended June 30, 1997.

Non-interest income increased by $406 or 38.9% for the first six months of 1997 with higher deposit service charges, loan servicing fees and more gains realized on the sales of loans. In addition, a gain of $100,000 was realized on the sale of a lease purchase option during January of 1997.

Mortgage-banking activities were more profitable during the six month period ended June 30, 1997, as evidenced by a 3.3% increase in servicing fees and a 58.2% increase in gains on sales of loans for that period over the same period in 1996. This increase is attributable to the operations of Classic Mortgage Company, which the Company acquired in April, 1996. In addition to the increase in normal operating gains on sales of loans, the Company realized a $188 gain on a bulk sale of residential mortgage loans in the first quarter of 1997.

The Company realized losses on sales of securities available for sale of $3 for the six months ended June 30, 1997 as compared to gains of $22 for the same period in 1996.

Non-interest income was $673 for the three months ended June 30, 1997, as compared to $605 for the same period in 1996.

Non-interest expenses grew by $463 or 11.5% for the six month period ended June 30, 1997, with higher staff levels and related costs and the additional investments in other resources made in late 1996. Deposit insurance was down 49.1% from 1996 due to the more favorable rate structure in effect since the recapitalization of the FDIC funds. Professional fees are up 23.2% primarily due to the ongoing litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders. Non-interest expenses were $2,187 for the three months ended June 30, 1997, as compared to $2,188 for the same period in 1996.

Income taxes were $149 for an effective tax rate of 10.7% in the first six months of 1997. The effective tax rate for the first six months of 1996 was 19.9%. Income taxes were $(1) for an effective tax rate of (.2%) for the three months ended June 30, 1997. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company.

OTHER MATTERS

On May 15, 1997, the Bank signed a management agreement with Franey, Parr & Associates, Inc. for the purpose of managing the Bank's newly formed insurance center ("Taneytown Bank Insurance Center), which will be marketing and selling insurance.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans

                                 June 30,      June 30,    December 31,
                                   1997          1996          1996
                                 --------      --------    ------------
Non-accrual loans:
Real Estate
  Commercial mortgage            $2,961         $  994        $  735
  Residential mortgage              205              -             -
Commercial                          189            210            52
Consumer                              2              4             6
                                 ------         ------        ------
Total non-accrual loans           3,357          1,208           793
Foreclosed properties               631          1,307           656
                                 ------         ------        ------
Total non-performing assets      $3,988         $2,515        $1,449
                                 ======         ======        ======
Allowance for loan losses to:
  Non-accrual loans               79.80%        168.13%       264.82%
                                 ======         ======        ======
  Non-performing assets           67.18%         80.76%       144.93%
                                 ======         ======        ======
Accruing loans past due
  90 days or more                $  677         $   34        $  757
                                 ======         ======        ======
Allowance for loan losses        $2,679         $2,031        $2,100
                                 ======         ======        ======

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses

                          Six months ended June 30,  Three months ended June 30,
                              1997       1996             1997        1996
                             ------     ------           ------      ------
Allowance for loan losses
  at beginning of period     $2,100     $1,904           $2,250      $1,970
Provision for loan losses       660        150              480          75
Charge-offs                     (86)       (26)             (53)        (16)
Recoveries                        5          3                2           2
Allowance for loan losses    ------     ------           ------      ------
  at end of period           $2,679     $2,031           $2,679      $2,031
                             ======     ======           ======      ======
Allowance for loan losses
  as a percentage of loans
  receivable, net of
  unearned income              1.61%      1.36%
                             ======     ======

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On June 30, 1997, the Board of Directors of the Company declared an $.11 per share cash dividend to common stockholders of record on July 14, 1997, payable July 28, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit No.
              -----------

              11.0  Information used in the computation           Page 13
                                  of earnings per share

              27.0 Financial Data Schedule                        Page 14


         (b)  Reports on Form 8-K

              None.

* Exhibits incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MONOCACY BANCSHARES, INC.
                               Registrant

                               Principal Executive Officer:

                               By:
                                  --------------------------------
                                  Frank W. Neubauer, President/CEO

                               Date: August 8, 1997

                               Principal Financial and Accounting Officer:

                               By:
                                  -------------------------------------------
                                  Michael K. Walsch, Executive Vice President

                               Date: August 8, 1997