Form 10QSB
period 1997-09-30
MONOCACY BANCSHARES INC
filed 1997-11-10
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


                         Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Maryland                                               52-1824297
---------------------------------                            -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

      222 E. Baltimore Street
       Taneytown, Maryland                                          21787
---------------------------------                            -------------------
(Address of Principal Executive                                   (Zip Code)
Offices)

                                 (410) 756-2655
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code

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

1,628,371 shares of Common Stock, $5 par value per share, were outstanding as of October 31, 1997.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

                    Consolidated Balance Sheets . . . . . . . . . . . . . . . .1

                    Consolidated Income Statements . . . . . . . . . . . . . . 2

                    Consolidated Statements of Stockholders' Equity . . . . . .3

                    Consolidated Statements of Cash Flows. . . . . . . . . . . 4

                    Notes to Consolidated Financial Statements . . . . . . . . 5

  Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . . .6

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .11
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .11
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .11
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .11
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                  September 30,    December 31,
            Assets                                     1997            1996
            ------                                -------------    ------------
                                                   (unaudited)

Cash and due from banks                           $  9,635,413     $ 10,373,937
Federal funds sold                                   2,800,000        2,000,000
Interest-bearing deposits with other banks             318,656          108,490
Loans held for sale                                  5,544,180       10,117,718
Securities available for sale                       70,818,804       45,917,686
Investment securities (approximate fair value of
     $24,369,725 and $23,860,226)                   24,029,386       24,042,079
Loans, less allowance for loan losses of
     $3,049,716 and $2,100,301                     164,117,064      156,689,585
Bank premises and equipment                          8,279,893        8,435,314
Other real estate owned                                209,803          655,684
Deferred income taxes                                1,220,850          899,000
Accrued interest receivable                          1,886,142        1,939,177
Other assets                                         1,529,282        1,836,207
                                                  ------------     ------------
            Total assets                          $290,389,473     $263,014,877
                                                  ============     ============
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

  Non-interest bearing deposits                   $ 27,073,633     $ 24,001,887
  Interest bearing deposits                        202,475,184      201,037,216
                                                  ------------     ------------
                                                   229,548,817      225,039,103
  Federal funds purchased                                    -                -
  Other borrowings                                  35,471,068       15,338,564
  Accrued interest and other expenses payable        1,742,306          555,067
  Dividends payable                                    178,819          146,859
  Other liabilities                                    111,893          286,899
                                                  ------------     ------------
            Total liabilities                      267,052,903      241,366,492

Stockholders' Equity:
  Common stock                                       8,128,155        7,341,620
  Common stock dividend to be distribute                    -         3,699,159
  Surplus                                           11,812,938        9,145,192
  Retained earnings                                  3,798,061        2,235,364
  Net unrealized gain (loss) on
    securities available for sale                     (402,584)        (772,950)
                                                  ------------     ------------
            Total stockholders' equity              23,336,570       21,648,385
                                                  ------------     ------------
Total liabilities and stockholders' equity        $290,389,473     $263,014,877
                                                  ============     ============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                         Consolidated Income Statements

     For the nine and three month periods ended September 30, 1997 and 1996
                                  (unaudited)

                                                   Nine Months Ended September 30,       Three Months Ended September 30,
                                                       1997                1996              1997                1996
                                                   -----------         -----------       ----------           -----------
Interest income:
  Loans, including fees                            $11,907,477         $10,232,738       $3,906,875            $3,594,822
  Interest-bearing deposits with other banks            15,626              45,000            5,056                 2,661
  Federal funds sold                                    69,785             136,893           33,637                   961
  Securities available for sale                      2,411,151           3,310,492          906,880             1,093,378
  Investment securities                                866,531             851,548          288,777               222,464
                                                   -----------         -----------       ----------            ----------
      Total interest income                         15,270,570          14,576,671        5,141,225             4,914,286
                                                   -----------         -----------       ----------            ----------
Interest expense:
  Deposits                                           7,135,553           6,976,809        2,430,684             2,258,407
  Federal funds purchased                               26,567              62,708           11,257                45,720
  Other borrowings                                     578,360             814,323          263,871               305,794
                                                   -----------         -----------       ----------            ----------
  Total interest expense                             7,740,480           7,853,840        2,705,812             2,609,921
                                                   -----------         -----------       ----------            ----------
      Net interest income                            7,530,090           6,722,831        2,435,413             2,304,365

Provision for loan losses                            1,060,000             225,000          400,000                75,000
                                                   -----------         -----------       ----------            ----------
      Net interest income after provision for
      loan losses                                    6,470,090           6,497,831        2,035,413             2,229,365
                                                   -----------         -----------       ----------            ----------
Noninterest income:
  Service charges on deposit accounts                  430,334             308,119          165,866               113,240
  Loan service charges                                 495,492             492,154          171,461               154,739
  Trust department fees                                118,433             109,254           39,782                30,703
  Gains and fees on sales of loans                     877,310             644,412          246,061               364,478
  Gains (losses) on sales of securities                  9,189              18,286           11,739                (3,469)
  Other                                                204,530              87,379           50,608                30,355
                                                   -----------         -----------       ----------            ----------
      Total noninterest income                       2,135,288           1,659,604          685,517               690,046
                                                   -----------         -----------       ----------            ----------
Noninterest expense:
  Salaries & employee benefits                       4,160,916           3,648,925        1,427,301             1,273,858
  Occupancy                                            546,703             456,610          178,596               155,709
  Equipment                                            578,149             528,593          191,080               177,406
  Deposit insurance                                     45,000             369,705           15,000               310,716
  Professional fees                                    384,639             251,178          177,815                83,180
  Other                                              1,189,975           1,160,443          426,082               387,733
                                                   -----------         -----------       ----------            ----------
      Total noninterest expense                      6,905,382           6,415,454        2,415,874             2,388,602
                                                   -----------         -----------       ----------            ----------
Income before income taxes                           1,699,996           1,741,981          305,056               530,809

Provision for income taxes (income tax benefit)         63,369             463,338          (85,907)              222,365
                                                   -----------         -----------       ----------            ----------
Net income                                         $ 1,636,627         $ 1,278,643       $  390,963            $  308,444
                                                   ===========         ===========       ==========            ==========
Earnings per share                                 $      1.01         $      0.80       $     0.24            $     0.19
                                                   ===========         ===========       ==========            ==========

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
    (Information for the nine months ended September 30, 1997 is unaudited)

                                                                                                    Net Unrealized
                                                      Common Stock                                  Gain(Loss) on         Total
                                         Common      Dividend to be                   Retained       Securities       Stockholders'
                                         Stock        Distributed      Surplus        Earnings   Available for Sale       Equity
                                       ----------    --------------  -----------    -----------  ------------------   -------------
Balance at December 31, 1994           $6,574,145    $         -     $ 6,610,009    $ 5,931,893       $(506,364)      $18,609,683

Net income                                      -              -               -      2,350,776               -         2,350,776
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          43,630              -         167,167              -               -           210,797
Cash dividend                                   -              -               -       (528,287)              -          (528,287)
10% stock dividend to be distributed            -      2,845,643               -     (2,845,643)              -                 -
Increase in fair value of securities
  available for sale                            -              -               -              -         525,112           525,112
                                       ----------    --------------  -----------    -----------       ---------       -----------
Balance at December 31, 1995            6,617,775      2,845,643       6,777,176      4,908,739          18,748        21,168,081

Net income                                      -              -               -      1,610,804               -         1,610,804
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          63,440              -         182,778              -               -           246,218
Issuance of 10% common stock dividend     660,405     (2,845,643)      2,185,238                                                -
Cash dividend                                   -              -               -       (585,020)              -          (585,020)
10% stock dividend to be distributed            -      3,699,159               -     (3,699,159)              -                 -
Decrease in fair value of securities
 available for sale                             -              -               -              -        (791,698)         (791,698)
                                       ----------    --------------  -----------    -----------       ---------       -----------
Balance at December 31, 1996            7,341,620      3,699,159       9,145,192      2,235,364        (772,950)       21,648,385

Net income for nine months                      -              -               -      1,636,627               -         1,636,627
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          52,400              -         171,687              -               -           224,087
Issuance of 10% common stock dividend     734,135     (3,699,159)      2,496,059        461,483               -            (7,482)
Cash dividend                                   -              -               -       (535,413)              -          (535,413)
Increase in fair value of securities
  available for sale                            -              -               -              -         370,366           370,366
                                       ----------    --------------  -----------    -----------       ---------       -----------
Balance at September 30, 1997          $8,128,155    $         -     $11,812,938    $ 3,798,061       $(402,584)      $23,336,570
                                       ==========    ==============  ===========    ===========       =========       ===========

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the nine and three month periods ended September 30, 1997 and 1996
                                  (unaudited)

                                                               Nine Months Ended September 30,     Three Months Ended September 30,
                                                                   1997               1996             1997               1996
                                                               ------------       ------------     ------------       ------------
Cash flows from operating activities:
  Net income                                                   $  1,636,627       $  1,278,643     $    390,963       $    308,444
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   585,231          1,038,777          192,824          1,014,810
    Provision for loan losses                                     1,060,000            225,000          400,000             75,000
    Deferred income taxes                                          (512,645)        (1,195,593)        (194,052)        (1,203,025)
    (Gains)losses on sales of securities available for sale          (9,189)           (18,286)         (11,739)             3,469
    Proceeds from sales of loans originated for sale             22,273,155         29,926,111        3,626,800         20,909,991
    Disbursements for loans originated for sale                 (16,822,307)       (29,281,699)      (6,028,539)       (20,545,513)
    Gains on sale of loans                                         (877,310)          (644,412)        (246,061)          (364,478)
    Increase in unearned income,
      net of origination costs                                      167,067            667,522          256,286            352,112
    Gain on sale of other real estate owned                          (5,483)                 -           (5,483)                 -
    Writdeown of other real estate owned                              5,500                  -                -
    (Increase)decrease in accrued interest receivable                53,035           (310,661)         203,658            271,886
    Increase in accrued interest and other
      expenses payable                                            1,187,239            571,054          697,365            341,121
  Other, net                                                        131,919            216,461          (56,006)           343,829
                                                               -------------      -------------    -------------      -------------
           Net cash provided by (used in)
             operating activities                                 8,872,839          2,472,917         (773,984)         1,507,646
                                                               -------------      -------------    -------------      -------------

Cash flows from investing activities:
  Net (increase)decrease in interest-bearing
      deposits with other banks                                    (210,166)           227,583         (314,744)          (329,337)
  Proceeds from maturities of investment securities                  12,693          6,999,448            4,397              4,216
  Proceeds from sales of securities available for sale            6,008,036         14,253,496        4,624,487          4,928,535
  Proceeds from maturities of securities available for sale       4,449,152          2,719,845        2,857,736                  -
  Purchases of securities available for sale                    (34,787,956)       (29,613,572)     (20,936,875)                 -
  Purchases of investment securities                                      -        (15,521,461)               -                  -
  Loan originations, net of principal repayments                 (8,727,546)       (14,866,941)        (900,013)        (4,759,602)
  Purchases of bank premises and equipment                         (429,810)        (2,120,676)         (35,671)          (860,842)
  Additions to real estate owned                                          -            (68,163)               -            (51,931)
  Proceeds from real estate owned                                   518,864             58,705          499,979             38,431
                                                               -------------      -------------    -------------      -------------
           Net cash used in
             investing activities                               (33,166,733)       (37,931,736)     (14,200,704)        (1,030,530)
                                                               -------------      -------------    -------------      -------------

Cash flows from financing activities:
  Net increase(decrease) in deposits                              4,509,714         (4,137,381)       1,683,423          1,551,769
  Proceeds from issuance of other borrowings                     26,966,119         23,167,000       17,350,000                  -
  Repayments of other borrowings                                 (6,833,615)       (25,866,624)        (201,726)        (3,813,110)
  Issuance of common stock                                          248,565             67,386           90,532             53,727
  Dividends paid on common stock                                   (535,413)          (291,881)        (178,823)           (69,649)
                                                               -------------      -------------    -------------      -------------
           Net cash provided by (used in)
             financing activities                                24,355,370         (7,061,500)      18,743,406         (2,277,263)
                                                               -------------      -------------    -------------      -------------

Net decrease in cash and cash equivalents                            61,476        (42,520,319)       3,768,718         (1,800,147)

Cash and cash equivalents at beginning of period                 12,373,937         47,143,615        8,666,695          6,423,443
                                                               -------------      -------------    -------------      -------------
Cash and cash equivalents at end of period                     $ 12,435,413       $  4,623,296     $ 12,435,413       $  4,623,296
                                                               =============      =============    =============      =============

Supplemental disclosures of cash flow information:
  Interest paid on deposits and borrowings                    $   6,777,241       $  6,959,495     $  2,416,268       $  2,323,423
  Income taxes paid                                                 671,601            319,334           31,767            150,700
  Transfers of loans to other real estate owned                      73,000            114,000           73,000            114,000

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
              (Information as of and for the nine and three months
                     ended September 30, 1997 is unaudited)

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

The consolidated financial statements as of September 30, 1997, and for the nine and three month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the nine and three months ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at September 30, 1997, were $290,389 a 10.4% or $27,374 increase from December 31, 1996. The increase in assets from December 31, 1996 occurred primarily in the loan and securities portfolios. Net loans at September 30, 1997 were $164,117, compared to $156,690 at December 31, 1996. The majority of the loan increase was a result of growth in the commercial real estate, residential construction and residential mortgage portfolios. The securities portfolios, including investment securities and securities available for sale increased to $94,848 at September 30, 1997 from $69,960 at December 31, 1996. Deposits increased $4,510 or 2.0% from December 31, 1996, primarily in the non-interest bearing deposit category, which increased $3,072 from December 31, 1996. The Company had $35,471 outstanding in borrowings at September 30, 1997 compared to $15,339 at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $3,050 at September 30, 1997, which was 1.82% of loans. During the first nine months of 1997, Monocacy had a $1,060 provision for loan losses and had net charge-offs of $110. At December 31, 1996, the allowance for loan losses was $2,100 or 1.32% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $3,619 at September 30, 1997. The increase in non-performing assets was due primarily to the addition of two commercial mortgage loan relationships to the non-accrual category. Of the total non-performing assets at September 30, 1997, a $1.7 million was taken out by a third party in October. Based on this information and upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses. The allowance for loan losses is 89.47% of non-accrual loans and 84.28% of non-performing assets at September 30, 1997.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the nine and three month periods ended September 30, 1997 and 1996.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $223,118 or 97.2% of total deposits at September 30, 1997.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year and securities available for sale. Such assets totaled $89,417 or 30.8% of total assets at September 30, 1997.

In addition, the Bank has established lines of credit totaling $45,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At September 30, 1997, the Bank had $34,660 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of September 30, 1997, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least nine months of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1997.


                                                                                        Minimum
                                                 Monocacy Bancshares, Inc.             Regulatory
                                                    September 30, 1997                Requirements
                                                 -------------------------            ------------
         Risk-based capital ratios
           Tier I capital                               10.34%                            4.00%
           Total capital                                11.59%                            8.00%
         Leverage capital ratio                          7.08%                            3.00%

RESULTS OF OPERATIONS

Net income was $1,637 for the first nine months of 1997, up from $1,279 or 28.0% for the same period last year. Net interest income was up by $807 for the first nine months of 1997, a result of the higher net interest margin because of the increased volume of loans and investment securities as well as the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $1,060 for the first nine months of 1997 and $225 for the same period last year. The provision for loan losses was increased due to an intense credit effort in 1997 dealing with the recognition and disposition of loan relationships that management has concluded no longer fit our long term objectives. These relationships generally involve credit quality and service quality. Accordingly, reserves have been increased to a level that reflects a more conservative philosophy. Net income, net interest income and the provision for loan losses were $391, $2,435 and $400, respectively for the three month period ended September 30, 1997

Non-interest income increased by $475 or 28.6% for the first nine months of 1997 with higher deposit service charges, loan servicing fees and more gains realized on the sales of loans. In addition, a gain of $100,000 was realized on the sale of a lease purchase option during January of 1997.

Mortgage-banking activities were more profitable during the nine month period ended September 30, 1997, as evidenced by a 8.5% increase in servicing fees and a 7.0% increase in gains on sales of loans for that period over the same period in 1996. This increase is attributable to the operations of Classic Mortgage Company, which the Company acquired in April, 1996. In addition to the increase in normal operating gains on sales of loans, the Company realized a $188 gain on a bulk sale of residential mortgage loans in the first quarter of 1997.

The Company realized gains on sales of securities available for sale of $9 for the nine months ended September 30, 1997 as compared to gains of $18 for the same period in 1996.

Non-interest income was $686 for the three months ended September 30, 1997, as compared to $690 for the same period in 1996.

Non-interest expenses grew by $490 or 7.6% for the nine month period ended September 30, 1997, with higher staff levels and related costs and the additional investments in other resources made in late 1996. Deposit insurance was down 87.8% from 1996 due to the more favorable rate structure in effect since the recapitalization of the FDIC funds. Professional fees are up 53.4% primarily due to the expenses related to workouts of credits and to the ongoing litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders. Non-interest expenses were $2,416 for the three months ended September 30, 1997, as compared to $2,389 for the same period in 1996.

Income taxes were $63 in the first nine months of 1997 as compared to $463 for the first nine months of 1996. The decreased effective tax rate is due primarily to the increased investment in tax-exempt municipal securities by the Company.

OTHER MATTERS

On May 15, 1997, the Bank signed a management agreement with Franey, Parr & Associates, Inc. for the purpose of managing the Bank's newly formed insurance center ("Taneytown Bank Insurance Center"), which began marketing and selling insurance on September 1, 1997.

On September 2, 1997, Taneytown Bank and Trust Company (the "Bank") entered into a service agreement with Trust Company of America, Inc. (The "Trust Company") for the Trust Company to provide trust services to the Bank's existing trust customers as successor fiduciary and to provide ongoing service through operation of a referral program for future trust business.

Table 1

                           MONOCACY BANCSHARES, INC.
                    NON-PERFORMING ASSETS AND PAST DUE LOANS

                                 September 30,    September 30,     December 31,
                                      1997             1996             1996
                                 -------------    -------------     ------------
Non-accrual loans:
Real Estate
     Commercial mortgage            $ 2,652          $   968          $   735
     Residential mortgage               425                -                -
Commercial                              305              329               52
Consumer                                 27                3                6
                                    --------         --------         --------
Total non-accrual loans               3,409            1,300              793
Foreclosed properties                   210            1,320              656
                                    ========         ========         ========
Total non-performing assets         $ 3,619          $ 2,620          $ 1,449
                                    ========         ========         ========

Allowance for loan losses to:
     Non-accrual loans                89.47%          164.85%          264.82%
                                    ========         ========         ========
     Non-performing assets            84.28%           81.79%          144.93%
                                    ========         ========         ========

Accruing loans past due
     90 days or more                $ 2,099          $   257          $   757
                                    ========         ========         ========

Allowance for loan losses           $ 3,050          $ 2,143          $ 2,100
                                    ========         ========         ========

Table 2

                           MONOCACY BANCSHARES, INC.
                           ALLOWANCE FOR LOAN LOSSES

                                  Nine months ended September 30,    Three months ended September 30,
                                      1997               1996            1997                1996
                                    --------           ----------      --------             ---------
Allowance for loan losses
     at beginning of period         $ 2,100             $ 1,904        $ 2,679              $ 2,031
Provision for loan losses             1,060                 225            400                   75
Charge-offs                            (128)                (32)           (41)                  (6)
Recoveries                               18                  46             12                   43
                                    ========            ========       ========             ========
Allowance for loan losses
     at end of period               $ 3,050             $ 2,143        $ 3,050              $ 2,143
                                    ========            ========       ========             ========

Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income                   1.82%               1.40%
                                    ========            ========

                                    PART II


Item 1.  Legal Proceedings

         As previously reported, the Bank has been named as a defendant in a legal proceeding in the Circuit Court for Baltimore City wherein it is alleged that the Bank permitted the improper withdrawal or transfer of funds from a deposit account containing escrow monies at the Bank. It is also alleged that the Bank misapplied certain sums of money by depositing them in an unrelated account holder's deposit account. The complaint seeks recovery against the Bank in the amount of $482,000. Although the Court has denied a Motion to Dismiss the lawsuit, management, after consultation with the legal counsel, believes that it has defenses available and intends to vigorously defend against the claims. Although the amount of any ultimate liability with respect to these claims cannot be determined, management is of the opinion that any losses resulting form the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On September 30, 1997, the Board of Directors of the Company declared an $.11 per share cash dividend to common stockholders of record on October 14, 1997, payable October 28, 1997.

         On September 2, 1997, Taneytown Bank and Trust Company (the "Bank") entered into a service agreement with Trust Company of America, Inc. (The "Trust Company") for the Trust Company to provide trust services to the Bank's existing trust customers as successor fiduciary and to provide ongoing service through operation of a referral program for future trust business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit No.
              -----------

              10.0 Trust Service Agreement                        Page 15

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



                               MONOCACY BANCSHARES, INC.
                               Registrant

                               Principal Executive Officer:


                               By: /s/ Frank W. Neubauer
                                   ---------------------
                                   Frank W. Neubauer, President/CEO


                               Date: October 31, 1997


                               Principal Financial and Accounting Officer:



                                By: /s/ Michael K. Walsch
                                    ----------------------
                                    Michael K. Walsch, Executive Vice President


                                    Date: October 31, 1997