Form 10KSB
period 1997-12-31
MONOCACY BANCSHARES INC
filed 1998-03-27
CIK 908962

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997. Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

          Maryland                                       52-1824297
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

222 East Baltimore Street, Taneytown, Maryland              21787
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

                     Yes   X                      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in a definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

The Registrant's revenues for the most recent fiscal year were $23,706,596.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998, was $46,215,978.

As of March 20, 1998, Monocacy Bancshares, Inc. had 1,798,325 shares of common stock outstanding, par value $5.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Monocacy Bancshares, Inc. Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II and III.

Portions of the Definitive Proxy Statement for the annual shareholders' meeting to be held April 27, 1998, are incorporated by reference in Part III.

PART I

ITEM 1  DESCRIPTION OF BUSINESS

     Monocacy Bancshares, Inc. ("Monocacy" or "Registrant") commenced business on October 1, 1993, and is a Maryland corporation and a bank holding company. Taneytown Bank & Trust Company ("Bank") is a wholly owned subsidiary of Monocacy and its primary operating entity. The primary regulator of Monocacy is the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), while the Bank, as a state chartered commercial bank, is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Maryland State Banking Commission. On December 31, 1995, the Registrant acquired Royal Oak Savings Bank, F.S.B. ("Royal Oak") as a subsidiary of Monocacy. The transaction was accounted for as a purchase and the results of operations for the year 1995 properly do not include any income from Royal Oak. The purchase price of the assets and costs associated therewith were approximately equal to the liabilities and capital assumed and no goodwill was recorded in the transaction. A $3.6 million deposit premium was paid in the transaction. Royal Oak was merged with and into the Bank in April, 1996. On April 1, 1996, the Registrant acquired Classic Mortgage Company ("Classic"), which was merged into the Bank. It is now operated as a division of the Bank. The purchase price was approximately $250,000. On May 15, 1997, the Bank signed a management agreement with Franey, Parr & Associates, Inc. for the purpose of managing the Bank's newly formed insurance center ("TBT Insurance Center"), which began marketing and selling insurance on September 1, 1997. On September 22, 1997, the Bank entered into a service agreement with TrustCorp America (the "Trust Company") for the Trust Company to provide trust services to the Bank's existing trust customers as successor fiduciary and to provide ongoing service through operation of a referral program for future trust business.

     The Bank, which operates as a commercial bank and trust company, operates in Carroll County, Baltimore County and Howard County, Maryland, as well as Adams County, Pennsylvania. The Bank is engaged in commercial and savings business, as authorized by the banking statutes of the State of Maryland, including the receiving of demand and time deposits and the making of loans to individuals, associations, partnerships and corporations. The Bank is also engaged in trust business through the Trust Company as described above. Real estate financing comprises residential first and second mortgages, home equity lines of credit and commercial mortgages. Consumer lending is primarily made directly to individuals. Commercial lending is made primarily to small businesses in the Bank's trade area in the form of equipment and other fixed asset loans and short term lines of credit supported by current assets. The Bank offers fiduciary and trust services (through the Trust Company, as described above), as well as other specialized services in connection with its general banking and trust business in keeping with the current trends of the banking industry. The Bank also owns and operates TBT Insurance, Inc., a Maryland corporation and wholly-owned subsidiary of the Bank offering Single Premium and IRA annuities. Investors Marketplace, Inc., is a separate division that offers mutual funds. TBT Insurance Center offers a full range of insurance products and Classic, described above, provides the Bank's mortgage-banking operations.

     Competition

     The Bank operates in a very competitive market that is served primarily by several locally headquartered community banks, several large regional banks, as well as other financial intermediaries including brokerage firms, savings and loan associations and savings banks, credit unions, consumer loan companies, finance companies, insurance companies and certain government agencies. The Bank operates 11 branches, as well as 6 automatic teller machines and employed the equivalent of 147 employees (full-time equivalents) at December 31, 1997. Carroll County, Baltimore County and Howard County, as well as Adams County, Pennsylvania are largely agriculture, light industry and retail business economies and are residential areas for metropolitan Baltimore and Washington, D.C. The Bank does not experience any significant fluctuations in loan or deposit activity that are seasonal in nature. However, the competition for loans does vary from time to time depending on such factors as the general availability of credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors that are not readily predictable. The Bank does not engage in any operations involving foreign countries.

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

     Additional Subsidiary Banks

     The overall strategy of Monocacy is to expand its operations throughout the Baltimore-Washington corridor as well as in south central Pennsylvania by organizing new community banks and/or selectively acquiring existing institutions. Additional subsidiary banks will tailor their marketing strategies to the needs of the communities in which they serve. Capital for the additional subsidiary banks may come from borrowings, dividends from existing banks, the sale of additional securities of Monocacy, or some combination of such methods. Specific locations, number and timing for additional subsidiary banks is not known and will depend, in part, on factors beyond Monocacy's control, including the financial condition of Monocacy, the economy, the regulatory environment, and the success of Monocacy's existing operations.

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

     Under the Community Reinvestment Act of 1977, as amended ("CRA"), federal regulatory authorities are required to assess the record of financial institutions to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in the evaluation of any application made by any institution for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, discussed below, amended the CRA to require, among other things, that the Bank's evaluation of meeting the credit needs of its entire community, including low and moderate income neighborhoods be made public. This evaluation includes a descriptive rating ("outstanding", "satisfactory', "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

     In 1995, federal regulators revised the CRA rules to emphasize performance over process and documentation. Under the revised rules, the five-point rating scale is still used. A bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. The rule became effective July 1, 1995. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community. Expanded Home Mortgage Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgages made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million will be required to report their aggregate small business loans made by geographic region. Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion will be subjected to less stringent CRA examinations.

     Under the new regulation, banks enjoy a reduction in compliance burden. Specifically, banks are not required to keep extensive documentation to prove that directors have participated in drafting and review of CRA policies. A formal CRA statement does not have to be prepared. The efforts banks make to market in low-and moderate-income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods utilized to determine the credit needs of the community.

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

     An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed or failing banks;
     (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and
     (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan. This legislation has not had a material adverse effect on the Bank's operations or its competitive position.

     The Garn - St. Germain Depository Institutions Act of 1982 ("1982 Act") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act, however, tightened the provisions of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") respecting management interlocks and correspondent bank relationships involving a bank's management personnel.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was primarily enacted to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reformed real estate appraisal procedures and the existing supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank. Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation, up to $5 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years. Management is of the opinion that these additional reforms will have no material impact upon the anticipated results of operations of the Bank.

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


                                           Total                        Tier 1                                           Under a
                                           Risk-                        Risk-                          Tier 1            Capital
                                           Based                        Based                          Leverage          Order or
                                           Ratio                        Ratio                          Ratio             Directive
                                           ------                       -------                        ---------         ----------
Capital Category
----------------

Well capitalized             (greater than or equal to)10.0  (greater than or equal to)6.0   (greater than or equal to)5.0   No
Adequately capitalized       (greater than or equal to) 8.0  (greater than or equal to)4.0   (greater than or equal to)4.0 *
Undercapitalized                            (less than) 8.0                 (less than)4.0                  (less than)4.0 *
Significantly undercapitalized              (less than) 6.0                 (less than)3.0                  (less than)3.0
Critically undercapitalized                                                                     (less than or equal to)2.0


* 3.0 for those banks having the highest available regulatory rating.

      In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and
      (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Management believes that full implementation of FDICIA has had no material impact on the Registrant's or the Bank's liquidity, capital resources or reported results of operations. If all FDIC insurance premium assessments increase in the future, Management believes that such increase might have a material impact on future reported results of operations.

      FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

      Under the Federal Deposit Insurance Act (the "FDIA"), federal regulatory agencies possess the power to prohibit institutions from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA prohibits acquisition of control of a bank unless the appropriate federal supervisory agency has received sixty (60) days prior written notice and, within that time, has not disapproved the acquisition of control, or otherwise extended the period for disapproval. Control, for purposes of FIRA, means the power to direct, either directly or indirectly, the management or policies or to vote twenty-five percent (25 %) or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote twenty-five percent (25 %) or more of the outstanding common stock of a financial institution or holding company would be presumed to be in control the institution for purposes of FIRA.

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

      From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

      Statistical Data

      The statistical information required by Item I is in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which is set forth in Exhibit 13, hereto, and is incorporated herein by reference, as follows except as noted:


                                                                                Page in the Registrant's Annual
                                                                                Report to Shareholders for
         Guide 3 Disclosure                                                     the year ended December 31, 1997
         ------------------                                                     --------------------------------


      I.  Distribution of Assets, Liabilities and
              Stockholders' Equity; Interest Rates and
              Interest Differential
              A.  Average Balance Sheet                                                    8
              B.  Net Interest Income Analysis                                           8 & 9
              C.  Rate/Volume Analysis                                                     9

       II. Investment Portfolio
              A. Book Value of Investment Securities                                      13
              B. Maturities of Investment Securities                                      14
              C. Investment Securities Concentrations                                   13 & 14

      III. Loan Portfolio
              A. Types of Loans                                                         14 & 15
              B. Maturities and Sensitivities of
                 Loans to Changes in Interest Rates                                       16
              C. Risk Elements
                  1.  Nonaccrual, Past Due and Restricted Loans                      15, 16 & 17
                  2.  Potential Problem Loans                                             17
                  3.  Foreign Outstandings                                           Not Applicable
              D. Other Interest Bearing Assets                                       Not Applicable

       IV.    Summary of Loan Loss Experience
              A. Analysis of Allowance for Loan Losses                                    10
              B. Allocation of the Allowance for Loan Losses                              11

        V.    Deposits
              A. Average Balances                                                          8
              B. Maturities of Large Denomination Certificates                            17
              C. Foreign Deposit Liability Disclosure                                Not Applicable

       VI.    Return on Equity and Assets
              A. Return on Assets                                                          5
              B. Return on Equity                                                          5
              C. Dividend Payout Ratio                                                See Item 6
              D. Equity to Assets Ratio                                                    5

      VII.    Short-Term Borrowings                                                       34


      ITEM 2  PROPERTIES

         Monocacy Bancshares, Inc., Corporate Office
         222 East Baltimore Street
         Taneytown, Maryland  21787


         Taneytown Bank & Trust Company:


         Main Office                        Columbia Branch *            Randallstown Branch
         222 East Baltimore Street          5565 Sterrett Place          9337 Liberty Road
         Taneytown, MD  21787               Columbia, MD  21044          Randallstown, MD  21133

         Westminster Branch *               Uniontown Branch             140 Express Branch
         402 Englar Road                    3462 Uniontown Road          747 Baltimore Boulevard
         Westminster, MD  21157             Westminster, MD  21158       Westminster, MD  21157

         Taneytown Branch                   Keymar Branch                Gettysburg Branch *
         500 East Baltimore Street          6690 Middleburg Road         545 West Middle Street
         Taneytown, MD  21787               Keymar, MD  21757            Gettysburg, PA  17325

         Carroll Lutheran Village *         Eldersburg Branch *
         205 St. Mark Way                   1350 Liberty Road
         Westminster, MD  21157             Eldersburg, MD  21784


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

      ITEM 3  LEGAL PROCEEDINGS

      The Bank was named as a defendant in a legal proceeding in the circuit Court for Baltimore City, wherein it was alleged that the Bank permitted the improper withdrawal or transfer of funds from a deposit account containing escrow monies at the Bank. The Bank was also alleged to have misapplied certain sums of money by depositing them in an unrelated account holder's deposit account. The complaint initially sought recovery against the Bank in the amount of $482,000 and was later amended to seek an amount in excess of $1 million. In January, 1998, the Bank, with the approval of the Court, orally agreed to execute a Settlement Agreement and Mutual Release. Under the terms, the Bank will pay $230,000 and release any claims against other parties. In return, the Bank will receive a General Release from all parties to the litigation. The Bank expects to execute the Settlement Agreement and Mutual Release in the near future.

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

      ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None

      PART II

      ITEM 5  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Registrant's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System under the symbol MNOC.

      The Bank has paid cash dividends for at least 20 years. The Registrant has paid dividends since the effective date of its formation as a bank holding company, October 1, 1993. The Registrant's Board of Directors intends to continue the dividend payment policy; however, future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Pages 18 and 42 of the Registrant's Annual Report to Shareholders discusses the regulatory restrictions that impact the Registrant's and the Bank's ability to pay dividends. The following tables set forth the high and low bid prices for each quarter of 1997 and 1996.


                                                       1997                                  1996

                                         Fourth   Third    Second   First      Fourth    Third    Second     First
                                           Qtr.    Qtr.      Qtr.    Qtr.       Qtr.      Qtr.      Qtr.      Qtr.
                                         ------  -------   -------  ------    -------    ------   -------    ------
       Per Common Share:*
         Cash dividends declared         $  .10   $ .10    $  .10   $  .10     $.0825    $.0825    $.0825    $.0825

       Bid Prices:
          High                           $32.00   $24.50   $23.00   $24.75     $25.50    $25.50    $25.50    $25.00
          Low                            $22.00   $21.00   $20.50   $20.50     $22.50    $22.50    $22.50    $22.00




      * Amounts have been restated to reflect the February, 1997 and February, 1998 10% stock dividends.

      As of March 20, 1998, there were approximately 950 stockholders holding an aggregate of 1,798,325 shares.

 ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information required to be set forth herein is included in the Registrant's Annual Report to Shareholders, at pages 7 through 22, which is attached hereto in Exhibit 13 and is incorporated herein by reference.

 Five Year Comparative Summary
 (dollars in thousands)

                                               1997         1996          1995         1994         1993
 Summary of Operations:
    Interest Income                          $20,856       19,593        17,079       14,997       12,441
    Interest Expense                          10,687       10,421         7,852        6,271        5,224
                                             --------     -------       -------      -------      -------
    Net interest income                       10,169        9,172         9,227        8,726        7,217
    Provision for loan losses                  1,110          300           885          687          375
                                             --------     -------       -------      -------      -------
    Net interest income after provision
      for loan losses                          9,059        8,872         8,342        8,039        6,842
    Other income                               2,850        2,039         1,427        1,081        1,644
    Other expenses                             9,651        8,762         6,536        6,121        5,904
                                             --------     -------       -------      -------      -------
      Income before income taxes               2,258        2,149         3,233        2,999        2,582
    Income taxes                                 140          538           882          777          621
                                             --------     -------       -------      -------      -------
      Net income                              $2,118        1,611         2,351        2,222        1,961
                                             ========     =======       =======      =======      =======
 Per Share Data*:
    Net income - basic                         $1.19         0.91          1.33         1.27         1.12
    Net income - diluted                        1.16         0.90          1.32         1.26         1.12
    Dividend paid                                .40         0.33          0.30         0.21         0.17
    Book Value                                 13.49        12.18         12.01        10.63         9.88
 Shares outstanding*                       1,791,369    1,777,998     1,765,310    1,756,584    1,753,955

 Other Data:
    Total assets                            $290,240      263,015       266,194      211,249      191,768
    Total deposits                           228,870      225,039       223,412      171,873      155,722
    Total loans-net of allowance for
      loan losses                            155,716      156,690       137,222      145,564      121,370
    Total equity                              24,168       21,648        21,169       18,610       17,289

 Key Ratios:
    Return on average
      stockholders' equity                     9.25%         7.81         11.83        12.19        11.27
    Return on average total assets             0.77%         0.61          1.07         1.08         1.09
    Equity to assets                           8.33%         8.23          7.95         8.81         9.02
    Dividend payout ratio                     33.61%        36.26         22.56        16.54        15.18


 * Per share data and shares outstanding for all years have been restated to reflect the 10% common stock dividends issued in 1998, 1997 and 1996.

 ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required to be set forth herein is included in the Registrant's Annual Report to Shareholders, at pages 23 through 42, which is attached hereto in Exhibit 13 and is incorporated herein by reference. Supplemental data required under 302 (a) (5) is not applicable.

 ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

 PART III

 ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 25, 1998, at pages 6 and 7, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 10 EXECUTIVE COMPENSATION

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 25, 1998, at pages 8 through 12, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 25, 1998, at pages 3 and 4, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required to be set forth herein is included in the Registrant's definitive Proxy Statement, dated March 25, 1998, at pages 12 through 14, which is attached hereto in Exhibit 99 and is incorporated herein by reference.

 ITEM 13 EXHIBITS AND REPORTS ON 8-K

 (a)  Documents filed as part of this report:

   (1) The following financial statements of the Registrant are set forth on page 23 through 42 of the Registrants' 1997 Annual Report to Shareholders, which is included herein at Exhibit 13 and is incorporated herein by reference:

        Consolidated Balance Sheets at December 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

        Independent Auditors' Report for the year ended December 31, 1997.

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


        Form 10-KSB Exhibit #              Exhibit
        ---------------------              -------
        Exhibit (3i)                       Articles of Incorporation*
        Exhibit (3ii)                      Bylaws of the Corporation (Incorporated by reference to Exhibit 3(ii) to
                                           Registration Statement number 33-82332 filed with the Securities and Exchange
                                           Commission)
        Exhibit (10i)                      Employment Agreement, dated June 16, 1993, by and between Taneytown Bank and
                                           Trust Company and Francis W. Neubauer, Jr. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed with the Commission on March
                                           24, 1997)
        Exhibit (10ii)                     Supplemental  Retirement Plan Agreement, dated April 25, 1994, by and between
                                           Taneytown Bank and Trust Company and Francis W. Neubauer, Jr. (Incorporated
                                           herein by reference to the Registrant's Current Report on Form 8-K, filed with the
                                           Commission on March 24, 1997)
        Exhibit (10iii)                    Stock Option Plan (Incorporated herein by reference to Exhibit 4.4 to Registration
                                           Statement number 33-82332 filed with the Securities and Exchange Commission)
        Exhibit (10iv)                     1997 Independent Directors Stock Option Plan (Incorporated herein by reference to
                                           Exhibit 4.3 to Registration Statement number 33-82332 filed with the Securities and Exchange Commission)
        Exhibit (11)                       Information used in the computation of net income per share**
        Exhibit (13)                       Annual Report to Shareholders
        Exhibit (21)                       List of Registrant's Subsidiaries
        Exhibit (23)                       Consent of Independent Auditors
        Exhibit (27)                       Financial Data Schedule
        Exhibit (27(i))                    Restated December 31, 1996 Financial Data Schedule
        Exhibit (99)                       Proxy Statement, Notice and Form of Proxy for 1997 Annual Meeting of
                                           Shareholders to be held on April 27, 1998.


 * Incorporated by reference to Exhibit (3i) to the Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

 ** Exhibit is incorporated herein by reference to page 39 of Exhibit (13) -
    Annual Report to Shareholders

 ITEM 13 (b)  REPORTS ON FORM 8-K

 None.
                                       14

                                   SIGNATURES

 Pursuant to the registration requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MONOCACY BANCSHARES, INC.
                                                            (Registrant)

 Date: March 20, 1998             By:  /s/ Frank W. Neubauer
                                      ________________________________
                                      Frank W. Neubauer, President and
                                      Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Eric E. Glass                                     Chairman of the Board,                      Date  March 20 ,1998
   _______________________________                          Director
   Eric E. Glass

   /s/ Frank W. Neubauer                                 Director, President & CEO                   Date  March 20 ,1998
  _______________________________                         (Principal Executive Officer)
   Frank W. Neubauer

   /s/ David M. Abramson                                        Director                             Date  March 20 ,1998
  _______________________________
   David M. Abramson

   /s/ E. Wayne Baumgardner                                     Director                             Date  March 20 ,1998
  _______________________________
   E. Wayne Baumgardner

   /s/ George B. Crouse                                         Director                             Date  March 20 ,1998
  _______________________________
   George B. Crouse

   /s/ Glenn E. Eaves                                           Director                             Date  March 20 ,1998
  _______________________________
   Glenn E. Eaves

   /s/ Donald R. Hull                                           Director                             Date  March 20 ,1998
  _______________________________
   Donald R. Hull

   /s/ Michael K. Walsch                                       CFO & COO                             Date  March 20 ,1998
  _______________________________
   Michael K. Walsch                                     (Principal Accounting and
                                                           Financial Officer and Principal
                                                            Operating Officer)