Form 10-Q
period 1998-03-31
MONOCACY BANCSHARES INC
filed 1998-05-12
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                         Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        Maryland                                  52-1824297
         ---------------------------------                   -------------------
          (State or Other Jurisdiction                         (I.R.S. Employer
         of Incorporation or Organization)                   Identification No.)

               222 E. Baltimore Street
                Taneytown, Maryland                                  21787
         -------------------------------                           ----------
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

                                    Yes    X         No
                                        ------           ------

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,798,509 shares of Common Stock, $5 par value per share, were outstanding as of May 7, 1998.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .1

      Consolidated Statements of Income and Comprehensive Income . . . . . . . 2

      Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . .3

      Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 4

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 5

  Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations . .. . . . . . . . . . . . . . .  . .6

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .10
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .10
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .10
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .10
  Item 5.  Other Information . . . . . . . . . . . . . . . . .  . . . . . . . 10
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .. . . . . . . .10

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . 11

                                     Part I

Item 1.  Financial Statements

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,                   December 31,
                        Assets                                                    1998                         1997
                        ------                                             -------------------          -------------------
                                                                              (unaudited)
Cash and due from banks                                                          $  7,206,893                 $  7,081,321
Federal funds sold                                                                 12,570,259                   12,613,708
Interest-bearing deposits with other banks                                          5,528,583                    1,184,481
Loans held for sale                                                                 4,997,111                    4,940,424
Securities available for sale                                                      90,685,241                   95,164,265
Loans, less allowance for loan losses of
     $2,709,134 and $2,538,853                                                    157,907,115                  155,715,968
Bank premises and equipment                                                         8,061,616                    8,170,589
Other real estate owned                                                               487,296                      137,296
Deferred income taxes                                                               1,028,669                      771,011
Accrued interest receivable                                                         1,563,132                    2,151,978
Other assets                                                                        1,553,307                    2,309,380
                                                                           -------------------          -------------------
                    Total Assets                                                 $291,589,222                 $290,240,421
                                                                           ===================          ===================

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                                                  $ 29,040,185                 $ 25,224,565
  Interest bearing deposits                                                       202,970,624                  203,645,080
                                                                           -------------------          -------------------
                                                                                  232,010,809                  228,869,645
  Federal funds purchased                                                                   -                            -
  Other borrowings                                                                 33,899,376                   35,658,153
  Accrued interest and other expenses payable                                         677,855                    1,270,535
  Dividends payable                                                                   215,806                      179,137
  Other liabilities                                                                    22,854                       94,663
                                                                           -------------------          -------------------
          Total liabilities                                                       266,826,700                  266,072,133

Stockholders' Equity:
  Common stock                                                                      8,991,930                    8,142,610
  Common stock dividend to be distributed                                                   -                    4,033,720
  Surplus                                                                          15,410,522                   11,862,866
  Retained earnings                                                                   675,435                       66,301
  Accumulated other comprehensive income                                             (315,365)                      62,791
                                                                           -------------------          -------------------
          Total stockholders' equity                                               24,762,522                   24,168,288
                                                                           -------------------          -------------------

                    Total liabilities and stockholders' equity                   $291,589,222                 $290,240,421
                                                                           ===================          ===================

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                                                  1998                         1997
                                                                           -------------------          -------------------
Interest income:
      Loans, including fees                                                        $3,860,289                   $4,000,968
      Interest-bearing deposits with other banks                                       25,714                        6,553
      Federal funds sold                                                              170,111                       27,141
      Securities available for sale                                                 1,375,539                      714,297
      Investment securities                                                                 -                      288,683
                                                                           -------------------          -------------------
         Total interest income                                                      5,431,653                    5,037,642
                                                                           -------------------          -------------------

Interest expense:
      Deposits                                                                      2,345,911                    2,330,620
      Federal funds purchased                                                               -                        5,629
      Other borrowings                                                                510,501                      178,199
                                                                           -------------------          -------------------
         Total interest expense                                                     2,856,412                    2,514,448
                                                                           -------------------          -------------------
             Net interest income                                                    2,575,241                    2,523,194
Provision for loan losses                                                             106,400                      180,000
                                                                           -------------------          -------------------
             Net interest income after provision for loan losses                    2,468,841                    2,343,194
                                                                           -------------------          -------------------

Noninterest income:
      Service charges on deposit accounts                                             166,710                      106,406
      Other service charges                                                           171,653                      155,015
      Trust department fees                                                            33,309                       38,375
      Gains and fees on sales of loans                                                307,683                      353,400
      Gains (losses) on sales of securities                                           724,173                       (2,550)
      Other                                                                            47,071                      126,348
                                                                           -------------------          -------------------
         Total noninterest income                                                   1,450,599                      776,994
                                                                           -------------------          -------------------
Noninterest expense:
      Salaries & employee benefits                                                  1,556,799                    1,360,655
      Occupancy                                                                       173,898                      200,834
      Equipment                                                                       199,856                      186,822
      Deposit insurance                                                                15,000                       15,000
      Professional fees                                                               120,527                       94,502
      Other                                                                           407,753                      444,958
                                                                           -------------------          -------------------
         Total noninterest expense                                                  2,473,833                    2,302,771
                                                                           -------------------          -------------------

Income before income taxes                                                          1,445,607                      817,417
Provision for income taxes                                                            411,389                      150,176
                                                                           -------------------          -------------------
Net income                                                                          1,034,218                      667,241
                                                                           -------------------          -------------------
Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities                                        (315,365)                    (349,306)
      Reclassification of gains included in income                                    (62,791)                           -
                                                                           -------------------          -------------------
Other comprehensive income                                                           (378,156)                    (349,306)
                                                                           -------------------          -------------------
Comprehensive income                                                               $  656,062                      317,935
                                                                           ===================          ===================

Net income per common share - basic                                                $     0.58                    $    0.37
                                                                           ===================          ===================
Net income per common share - diluted                                              $     0.56                    $    0.36
                                                                           ===================          ===================

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      (Information for the three months ended March 31, 1998 is unaudited)


                                                                      Common Stock
                                                     Common          Dividend to be                             Retained
                                                      Stock           Distributed             Surplus           Earnings
                                                  --------------   -------------------     ---------------    -------------
Balance at December 31, 1995                        $6,617,775         $2,845,643            $ 6,777,176       $4,908,739

Net income                                                   -                  -                      -        1,610,804
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans                    63,440                  -                182,778                -
Issuance of 10% common stock dividend                  660,405         (2,845,643)             2,185,238
Cash dividend                                                -                  -                      -         (585,020)
10% stock dividend to be distributed                         -          3,699,159                      -       (3,699,159)
Other comprehensive income                                   -                  -                      -                -
                                                  --------------   -------------------     ---------------    -------------
Balance at December 31, 1996                         7,341,620          3,699,159              9,145,192        2,235,364

Net income                                                   -                  -                      -        2,117,723
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans                    66,855                  -                221,615                -
Issuance of 10% common stock dividend                  734,135         (3,699,159)             2,496,059          461,483
Cash dividend                                                -                  -                      -         (714,549)
10% stock dividend to be distributed                         -          4,033,720                      -       (4,033,720)
Other comprehensive income                                   -                  -                      -                -
                                                  --------------   -------------------     ---------------    -------------
Balance at December 31, 1997                         8,142,610          4,033,720             11,862,866           66,301

Net income for three months                                  -                  -                      -        1,034,218
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans                    35,085                  -                128,171                -
Issuance of 10% common stock dividend                  814,235         (4,033,720)             3,419,485         (200,000)
Cash dividend                                                -                  -                      -         (225,084)
Other comprehensive income                                   -                  -                      -                -
                                                  ==============   ===================     ===============    =============
Balance at March 31, 1998                           $8,991,930         $        -            $15,410,522       $  675,435
                                                  ==============   ===================     ===============    =============   ===
                                                  Accumulated
                                                    Other                 Total
                                                 Comprehensive        Stockholders'
                                                   Income                Equity
                                               ----------------      ----------------
Balance at December 31, 1995                       $ 18,748            $21,168,081

Net income                                                -              1,610,804
Issuance of shares of common stock
     in connection with employee benefit
     and dividend reinvestment plans
Issuance of 10% common stock dividend                     -                246,218
Cash dividend                                                                                                       -
10% stock dividend to be distributed                      -               (585,020)
Other comprehensive income                                -                      -
                                                   (791,698)              (791,698)
Balance at December 31, 1996                   ----------------      ----------------
                                                   (772,950)            21,648,385
Net income
Issuance of shares of common stock                        -              2,117,723
     in connection with employee benefit
     and dividend reinvestment plans
Issuance of 10% common stock dividend
Cash dividend                                             -                288,470
10% stock dividend to be distributed                      -                 (7,482)
Other comprehensive income                                -               (714,549)
                                                          -                      -
Balance at December 31, 1997                        835,741                835,741
                                               ----------------      ----------------
Net income for three months                          62,791             24,168,288
Issuance of shares of common stock
     in connection with employee benefit                  -              1,034,218
     and dividend reinvestment plans
Issuance of 10% common stock dividend
Cash dividend
Other comprehensive income                                -                163,256
                                                          -                      -
Balance at March 31, 1998                                 -               (225,084)
                                                   (378,156)              (378,156)
                                               ================      ================
                                                   (315,365)           $24,762,522
                                               ================      ================

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
           For the three month periods ended March 31, 1998 and 1997
                                  (unaudited)

                                                                              Three Months Ended March 31,
                                                                             1998                       1997
                                                                       -----------------          -----------------
Cash flows from operating activities:
      Net income                                                            $ 1,034,218                 $  667,241
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                                        252,077                    204,608
           Provision for loan losses                                            106,400                    180,000
           Deferred income taxes                                                (62,850)                  (191,080)
           (Gains)losses on sales of securities available for sale             (724,173)                     2,550
           Proceeds from sales of loans originated for sale                   4,529,246                 12,844,622
           Disbursements for loans originated for sale                       (4,278,250)                (5,162,095)
           Gains on sale of loans                                              (307,683)                  (353,400)
           Decrease in unearned income,  net of origination costs               531,293                    (75,507)
           Writedown of other real estate owned                                       -                      5,500
           Decrease in accrued interest receivable                              588,846                     76,755
           Increase (decrease) in accrued interest and other
               expenses payable                                                (556,011)                   770,620
      Other, net                                                                630,109                    (62,517)
                                                                       -----------------          -----------------
                          Net cash provided by operating activities           1,743,222                  8,907,297
                                                                       -----------------          -----------------

Cash flows from investing activities:
      Net increase in interest-bearing deposits with other banks             (4,344,102)                  (301,761)
      Proceeds from maturities of investment securities                               -                      4,304
      Proceeds from sales of securities available for sale                   43,015,834                  1,383,549
      Proceeds from maturities of securities available for sale              34,257,247                  1,591,416
      Purchases of securities available for sale                            (72,642,848)                (4,408,914)
      Purchases of participations in loans                                   (1,480,000)                         -
      Sales of participations in loans                                        2,044,000                          -
      Loan originations, net of principal repayments                         (3,742,840)                (4,353,991)
      Purchases of bank premises and equipment                                  (88,949)                  (206,612)
                                                                       -----------------          -----------------
                          Net cash used in investing activities              (2,981,658)                (6,292,009)
                                                                       -----------------          -----------------

Cash flows from financing activities:
      Net increase in deposits                                                3,141,164                    715,025
      Repayments of other borrowings                                         (1,758,777)                (6,631,889)
      Issuance of common stock                                                  163,256                     90,748
      Dividends paid on common stock                                           (225,084)                  (154,305)
                                                                       -----------------          -----------------
             Net cash provided by (used in) financing activities              1,320,559                 (5,980,421)
                                                                       -----------------          -----------------

Net increase (decrease) in cash and cash equivalents                             82,123                 (3,365,133)

Cash and cash equivalents at beginning of period                             19,695,029                 12,373,937
                                                                       =================          =================
Cash and cash equivalents at end of period                                  $19,777,152                 $9,008,804
                                                                       =================          =================

Supplemental disclosures of cash flow information:
      Interest paid on deposits and borrowings                              $ 2,537,210                 $2,167,329
      Income taxes paid                                                               1                          -

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                  (Information as of and for the three months
                       ended March 31, 1998 is unaudited)

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

         The consolidated financial statements as of March 31, 1998, and for the three month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

         NOTE 2 - EARNINGS PER COMMON SHARE

         Basic earnings per common share are based upon the weighted average number of common shares outstanding during the periods, giving retroactive effect to stock dividends. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the periods, adjusted by any common stock equivalents and giving retroactive effect to stock dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FINANCIAL CONDITION

Total assets at March 31, 1998, were $291,589 a 0.46% or $1,349 increase from December 31, 1997. The increase in assets from December 31, 1997 occurred primarily in the loan portfolio. Net loans at March 31, 1998 were $157,907, compared to $155,716 at December 31, 1997. The majority of the loan increase was a result of growth in the commercial real estate, residential construction and residential mortgage portfolios. The securities portfolio decreased to $90,685 at March 31, 1998 from $95,164 at December 31, 1997. Deposits increased $3,141 or 1.37% from December 31, 1997, primarily in the non-interest bearing deposit category, which increased $3,815 from December 31, 1997. The Company had $33,899 outstanding in borrowings at March 31, 1998 compared to $35,658 at December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,709 at March 31, 1998, which was 1.69% of loans. During the first three months of 1998, Monocacy had a $106 provision for loan losses and had net recoveries of $64. At December 31, 1997, the allowance for loan losses was $2,539 or 1.60% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $1,976 at March 31, 1998, a decrease of 5.82% from the December 31, 1997 level of $2,098. Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses. The allowance for loan losses is 181.93% of non-accrual loans and 137.10% of non-performing assets at March 31, 1998.

Table 2, "Changes in the Allowance for Loan Losses" shows the activity in the allowance for loan losses for the three month periods ended March 31, 1998 and 1997.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $224,690 or 96.84% of total deposits at March 31, 1998.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold, loans held for sale, investment securities due within one year and securities available for sale. Such assets totaled $120,898 or 41.46% of total assets at March 31, 1998.

In addition, the Bank has established lines of credit totaling $45,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At March 31, 1998, the Bank had $33,558 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of March 31, 1998, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least nine months of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at March 31, 1998.

                                                                     Minimum
                                  Monocacy Bancshares, Inc.         Regulatory
                                       March 31, 199               Requirements
                                  -------------------------        ------------
    Risk-based capital ratios:
      Tier I capital                       11.98%                      4.00%
      Total capital                        13.23%                      8.00%
    Leverage capital ratio                  7.32%                      3.00%

RESULTS OF OPERATIONS

Net income was $1,034 for the first three months of 1998, up from $667 or 55.02% for the same period last year. Net interest income was up by $52 for the first three months of 1998, a result of the higher net interest margin because of the increased volume of loans and investment securities as well as the changing mix of earning assets and interest-bearing liabilities and the interest rate environment. The provision for loan losses was $106 for the first three months of 1998 and $180 for the same period last year. The provision for loan losses was higher in 1997 due to an intense credit effort in 1997 dealing with the recognition and disposition of loan relationships that management had concluded no longer fit our long term objectives. These relationships generally involved credit quality and service quality. These initiatives have been concluded and, accordingly, reserves have been decreased to a level that management believes is sufficient, taking into consideration our improved credit culture.

Non-interest income increased by $674 or 86.74% for the first three months of 1998 with higher deposit service charges, loan servicing fees and more gains realized on the sales of securities.

Mortgage-banking activities were more profitable during the three month period ended March 31, 1998, as evidenced by a 3.5% increase in servicing fees. This increase is attributable to the improved performance of the Bank's mortgage banking division, Classic Mortgage Company.

The Company realized gains on sales of securities available for sale of $724 for the three months ended March 31, 1998 as compared to losses of $3 for the same period in 1997. These security gains occurred with the sale of securities related to the Bank's overall asset/liability management practices and were taken to reposition the Bank's securities portfolio for funding loan growth and interest rate considerations.

Non-interest expenses grew by $171 or 7.43% for the three month period ended March 31, 1998, with higher staff levels and related costs and the additional investments in other resources made in late 1996 and early 1997. Professional fees are up 27.37% primarily due to the expenses related to workouts of credits and to the litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

Income taxes were $411 in the first three months of 1998 as compared to $150 for the first three months of 1997. The increased effective tax rate is due primarily to the decreased investment in tax-exempt municipal securities by the Company.

Table 1

                           MONOCACY BANCSHARES, INC.
                    NON-PERFORMING ASSETS AND PAST DUE LOANS

                                       March 31,            March 31,           December 31,
                                          1998                 1997                 1997
                                    -----------------    -----------------    -----------------
Non-accrual loans:
Real Estate
     Commercial mortgage                     $   853               $  618               $1,330
     Residential mortgage                        329                   94                  319
Commercial                                       284                  158                  289
Consumer                                          23                    2                   23
                                    -----------------    -----------------    -----------------
Total non-accrual loans                        1,489                  872                1,961
Foreclosed properties                            487                  650                  137
                                    =================    =================    =================
Total non-performing assets                  $ 1,976               $1,522               $2,098
                                    =================    =================    =================

Allowance for loan losses to:
     Non-accrual loans                        181.93%              258.03%              129.47%
                                    =================    =================    =================
     Non-performing assets                    137.10%              147.83%              121.02%
                                    =================    =================    =================

Accruing loans past due
     90 days or more                         $   445               $1,119               $  760
                                    =================    =================    =================

Allowance for loan losses                    $ 2,709               $2,250               $2,539
                                    =================    =================    =================

Table 2

                           MONOCACY BANCSHARES, INC.
                           ALLOWANCE FOR LOAN LOSSES

                                         Three months ended March 31,
                                          1998                 1997
                                    -----------------    -----------------
Allowance for loan losses
     at beginning of period                  $ 2,539              $ 2,100
Provision for loan losses                        106                  180
Charge-offs                                      (12)                 (33)
Recoveries                                        76                    3
Allowance for loan losses           =================    =================
     at end of period                        $ 2,709              $ 2,250
                                    =================    =================

Allowance for loan losses
     as a percentage of loans
     receivable, net of
     unearned income                            1.69%                1.38%
                                    =================    =================

                                    PART II

Item 1.  Legal Proceedings

         As previously reported, the Bank was named as a defendant in a legal proceeding in the circuit Court for Baltimore City, wherein it was alleged that the Bank permitted the improper withdrawal or transfer of funds from a deposit account containing escrow monies at the Bank. The Bank was also alleged to have misapplied certain sums of money by depositing them in an unrelated account holder's deposit account. The complaint initially sought recovery against the Bank in the amount of $482,000 and was later amended to seek an amount in excess of $1 million. In March, 1998, the Bank, with the approval of the Court, executed a Settlement Agreement and Mutual Release. Under the terms, the Bank paid $230,000 and released any claims against other parties. In return, the Bank received a General Release from all parties to the litigation.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on April 27, 1998, directors were elected and the independent auditors' were approved.

Item 5.  Other Information

         On March 30, 1998, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on April 13, 1998, payable April 27, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.
              -----------
              11.0  Information used in the computation                  Page 12
                              of earnings per share

              27.0  Financial Data Schedule                              Page 13

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MONOCACY BANCSHARES, INC.
                                 Registrant

                                 Principal Executive Officer:

                                 By: ___________________________________________

                                     Frank W. Neubauer, President/CEO

                                 Date: May 7, 1998

                                 Principal Financial and Accounting Officer:

                                 By:
                                     ___________________________________________
                                     Michael K. Walsch, Executive Vice President

                                 Date: May 7, 1998