Form 10-Q
period 1998-06-30
MONOCACY BANCSHARES INC
filed 1998-08-13
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                         Commission file number 0-22536
                                                -------

                           Monocacy Bancshares, Inc.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Maryland                                      52-1824297
    --------------------------------                      -------------------
    (State or Other Jurisdiction                          (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

         222 E. Baltimore Street
          Taneytown, Maryland                                    21787
    --------------------------------                      -------------------
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

1,798,922 shares of Common Stock, $5 par value per share, were outstanding as of July 31, 1998.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I  -     FINANCIAL INFORMATION

      Item 1. Financial Statements

                      Consolidated Balance Sheets ..........................................1

                      Consolidated Statements of Income and Comprehensive Income............2

                      Consolidated Statements of Stockholders' Equity.......................3

                      Consolidated Statements of Cash Flows.................................4

                      Notes to Consolidated Financial Statements............................5

      Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................6

PART II -      OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................10
      Item 2.  Changes in Securities.......................................................10
      Item 3.  Defaults Upon Senior Securities.............................................10
      Item 4.  Submission of Matters to a Vote of Security Holders.........................10
      Item 5.  Other Information...........................................................10
      Item 6.  Exhibits and Reports on Form 8-K............................................10

      Signatures...........................................................................11

                                     Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                    June 30,           December 31,
                        Assets                                        1998                 1997
                        ------                                    ------------         ------------
                                                                   (unaudited)
Cash and due from banks                                           $  8,710,776         $  7,081,321
Federal funds sold                                                   1,579,229           12,613,708
Interest-bearing deposits with other banks                             325,055            1,184,481
Loans held for sale                                                  4,079,213            4,940,424
Securities available for sale                                      106,489,141           95,164,265
Loans, less allowance for loan losses of
  $2,610,675 and $2,538,853                                        159,444,391          155,715,968
Bank premises and equipment                                          8,095,273            8,170,589
Other real estate owned                                                772,052              137,296
Deferred income taxes                                                1,043,541              771,011
Accrued interest receivable                                          2,073,149            2,151,978
Other assets                                                         1,813,477            2,309,380
                                                                  ------------         ------------
                Total Assets                                      $294,425,297         $290,240,421
                                                                  ============         ============

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                                   $ 33,243,587         $ 25,224,565
  Interest bearing deposits                                        205,825,581          203,645,080
                                                                  ------------         ------------
                                                                   239,069,168          228,869,645
  Federal funds purchased                                                    -                    -
  Other borrowings                                                  25,811,503           35,658,153
  Accrued interest and other expenses payable                        1,098,491            1,270,535
  Dividends payable                                                    215,857              179,137
  Other liabilities                                                  2,966,172               94,663
                                                                  ------------         ------------
      Total liabilities                                            269,161,191          266,072,133

Stockholders' Equity:
  Common stock                                                       8,994,060            8,142,610
  Common stock dividend to be distributed                                    -            4,033,720
  Surplus                                                           15,357,400           11,862,866
  Retained earnings                                                  1,130,737               66,301
  Accumulated comprehensive income                                    (218,091)              62,791
                                                                  ------------         ------------
      Total stockholders' equity                                    25,264,106           24,168,288
                                                                  ------------         ------------

            Total liabilities and stockholders' equity            $294,425,297         $290,240,421
                                                                  ============         ============


See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
           Consolidated Statements of Income and Comprehensive Income
        For the six and three month periods ended June 30, 1998 and 1997
                                  (unaudited)


                                                                   Six Months Ended June 30,       Three Months Ended June 30,
                                                                    1998               1997           1998            1997
                                                                -----------        -----------     ----------      ----------
Interest income:
    Loans, including fees                                         7,668,083        $ 8,000,602     $3,807,794      $3,999,634
    Interest-bearing deposits with other banks                       40,009             10,570         14,295           4,017
    Federal funds sold                                              236,482             36,148         66,371           9,007
    Securities available for sale                                 2,914,157          1,504,271      1,538,618         789,974
    Investment securities                                                 -            577,754              -         289,071
                                                                -----------        -----------     ----------      ----------

        Total interest income                                   $10,858,731         10,129,345      5,427,078       5,091,703
                                                                -----------        -----------     ----------      ----------

Interest expense:
    Deposits                                                      4,755,226          4,704,869      2,409,315       2,374,249
    Federal funds purchased                                          11,290             15,310         11,290           9,681
    Other borrowings                                              1,007,897            314,489        497,396         136,290
                                                                -----------        -----------     ----------      ----------

    Total interest expense                                        5,774,413          5,034,668      2,918,001       2,520,220
                                                                -----------        -----------     ----------      ----------

        Net interest income                                       5,084,318          5,094,677      2,509,077       2,571,483

Provision for loan losses                                           106,400            660,000              -         480,000
                                                                -----------        -----------     ----------      ----------

        Net interest income after provision for loan losses       4,977,918          4,434,677      2,509,077       2,091,483
                                                                -----------        -----------     ----------      ----------

Noninterest income:
    Service charges on deposit accounts                             339,980            264,468        173,270         158,062
    Loan service charges                                            366,116            324,031        194,463         169,016
    Trust department fees                                            55,942             78,651         22,633          40,276
    Gains and fees on sales of loans                                707,008            631,249        399,325         277,849
    Gains (losses) on sales of securities                           703,273             (2,550)       (20,900)              -
    Other                                                           106,020            153,922         58,949          27,574
                                                                -----------        -----------     ----------      ----------

        Total noninterest income                                  2,278,339          1,449,771        827,740         672,777
                                                                -----------        -----------     ----------      ----------

Noninterest expense:
    Salaries & employee benefits                                  3,111,046          2,733,615      1,554,247       1,372,960
    Occupancy                                                       364,426            368,107        190,528         167,273
    Equipment                                                       407,064            387,069        207,208         200,247
    Deposit insurance                                                30,000             30,000         15,000          15,000
    Professional fees                                               264,813            206,824        144,286         112,322
    Other                                                           804,896            763,893        397,143         318,935
                                                                -----------        -----------     ----------      ----------

        Total noninterest expense                                 4,982,245          4,489,508      2,508,412       2,186,737
                                                                -----------        -----------     ----------      ----------

Income before income taxes                                        2,274,012          1,394,940        828,405         577,523

Provision for income taxes                                          586,638            149,276        175,249            (900)

                                                                -----------        -----------     ----------      ----------
Net income                                                        1,687,374          1,245,664        653,156         578,423
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities                         422,391             87,275         76,374         436,581
    Reclassification of gains (losses) included in income          (703,273)                 -         20,900               -
                                                                -----------        -----------     ----------      ----------
Other comprehensive income                                         (280,882)            87,275         97,274         436,581
                                                                -----------        -----------     ----------      ----------
Comprehensive income                                            $ 1,406,492        $ 1,332,939     $  750,430      $1,015,004
                                                                ===========        ===========     ==========      ==========

Net income per common share - basic                             $      0.94        $      0.70     $     0.36      $     0.33
                                                                ===========        ===========     ==========      ==========
Net income per common share - diluted                           $      0.91        $      0.69     $     0.35      $     0.33
                                                                ===========        ===========     ==========      ==========


See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
       (Information for the six months ended June 30, 1998 is unaudited)



                                                                                                     Accumulated
                                                         Common Stock                                   Other         Total
                                             Common     Dividend to be                  Retained    Comprehensive  Stockholders'
                                             Stock       Distributed       Surplus      Earnings       Income          Equity
                                           ----------   --------------   -----------   -----------  -------------  -------------
Balance at December 31, 1995               $6,617,775     $ 2,845,643    $ 6,777,176   $ 4,908,739   $  18,748      $21,168,081

Net income                                          -               -              -     1,610,804           -        1,610,804
Issuance of shares of common stock
   in connection with employee benefit
   and dividend reinvestment plans             63,440               -        182,778             -           -          246,218
Issuance of 10% common stock dividend         660,405      (2,845,643)     2,185,238                                          -
Cash dividend                                       -               -              -      (585,020)          -         (585,020)
10% stock dividend to be distributed                -       3,699,159              -    (3,699,159)          -                -
Other comprehensive income                          -               -              -             -    (791,698)        (791,698)
                                           ----------     -----------    -----------   -----------   ---------      -----------
Balance at December 31, 1996                7,341,620       3,699,159      9,145,192     2,235,364    (772,950)      21,648,385

Net income                                          -               -              -     2,117,723           -        2,117,723
Issuance of shares of common stock
   in connection with employee benefit
   and dividend reinvestment plans             66,855               -        221,615             -           -          288,470
Issuance of 10% common stock dividend         734,135      (3,699,159)     2,496,059       461,483           -           (7,482)
Cash dividend                                       -               -              -      (714,549)          -         (714,549)
10% stock dividend to be distributed                -       4,033,720              -    (4,033,720)          -                -
Other comprehensive income                          -               -              -             -     835,741          835,741
                                           ----------     -----------    -----------   -----------   ---------      -----------
Balance at December 31, 1997                8,142,610       4,033,720     11,862,866        66,301      62,791       24,168,288

Net income for six months                           -               -              -     1,687,374           -        1,687,374
Issuance of shares of common stock
   in connection with employee benefit
   and dividend reinvestment plans             56,475               -        173,314             -           -          229,789
Retirement of outstanding shares              (19,260)              -        (98,265)            -           -         (117,525)
Issuance of 10% common stock dividend         814,235      (4,033,720)     3,419,485      (200,000)          -                -
Cash dividend                                       -               -              -      (422,938)          -         (422,938)
Other comprehensive income                          -               -              -             -    (280,882)        (280,882)
                                           ==========     ===========    ===========   ===========   =========      ===========
Balance at June 30, 1998                   $8,994,060     $         -    $15,357,400   $ 1,130,737   $(218,091)     $25,264,106
                                           ==========     ===========    ===========   ===========   =========      ===========


See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
        For the six and three month periods ended June 30, 1998 and 1997
                                  (unaudited)


                                                                     Six Months Ended June 30,     Three Months Ended June 30,
                                                                      1998             1997            1998             1997
                                                                  ------------     ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                     $  1,687,374     $  1,245,664    $    653,156    $    578,423
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                     396,125          392,407         144,048         187,799
     Provision for loan losses                                         106,400          660,000               -         480,000
     Deferred income taxes                                            (127,833)        (318,593)        (64,983)       (127,513)
     (Gains)losses on sales of securities available for sale          (703,273)           2,550          20,900               -
     Proceeds from sales of loans originated for sale               18,109,572       18,646,355      13,580,326       5,801,733
     Disbursements for loans originated for sale                   (16,541,353)     (10,793,768)    (12,263,103)     (5,631,673)
     Gains on sale of loans                                           (707,008)        (631,249)       (399,325)       (281,054)
     Increase(decrease) in unearned income,
         net of origination costs                                      693,438          (89,219)        162,145         (13,712)
     Writdeown of other real estate owned                                    -            5,500               -               -
     Increase)decrease in accrued interest receivable                   78,829         (150,623)       (510,017)       (227,378)
     Increase(decrease) in accrued interest and other
       expenses payable                                               (289,569)         489,874         266,442        (280,746)
   Other, net                                                          696,282          187,925          66,173         253,647
            Net cash provided by
                                                                  ------------     ------------    ------------    ------------
              operating activities                                   3,398,984        9,646,823       1,655,762         739,526
                                                                  ------------     ------------    ------------    ------------

Cash flows from investing activities:
   Net decrease in interest-bearing
     deposits with other banks                                         859,426          104,578       5,203,528         406,339
   Proceeds from maturities of investment securities                         -            8,296               -           3,992
   Proceeds from sales of securities available for sale             46,037,056        1,383,549       3,021,222               -
   Proceeds from maturities of securities available for sale        35,897,247        1,591,416       1,640,000               -
   Purchases of securities available for sale                      (92,981,485)     (13,851,081)    (20,338,637)     (9,442,167)
   Sales of loan participations                                      2,044,000                -               -               -
   Purchases of loan participations                                 (2,438,975)               -        (958,975)              -
   Loan originations, net of principal repayments                   (2,130,043)      (7,827,533)      1,612,797      (3,473,542)
   Purchases of bank premises and equipment                           (320,809)        (394,139)       (231,860)       (187,527)
   Proceeds from real estate owned                                      69,851           18,885          69,851          18,885
            Net cash used in
                                                                  ------------     ------------    ------------    ------------
              investing activities                                 (12,963,732)     (18,966,029)     (9,982,074)   $(12,674,020)
                                                                  ------------     ------------    ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                         10,199,523        2,826,291       7,058,359       2,111,266
   Proceeds from issuance of other borrowings                                -        9,616,119               -       9,616,119
   Repayments of other borrowings                                   (9,846,650)      (6,631,889)     (8,087,873)              -
   Issuance of common stock                                            229,789          158,033          66,533          67,285
   Dividends paid on common stock                                     (422,938)        (356,590)       (197,854)       (202,285)
            Net cash provided by (used in)
                                                                  ------------     ------------    ------------    ------------
              financing activities                                     159,724        5,611,964      (1,160,835)     11,592,385
                                                                  ------------     ------------    ------------    ------------

Net decrease in cash and cash equivalents                           (9,405,024)      (3,707,242)     (9,487,147)       (342,109)

Cash and cash equivalents at beginning of period                    19,695,029       12,373,937      19,777,152       9,008,804

                                                                  ============     ============    ============    ============
Cash and cash equivalents at end of period                        $ 10,290,005     $  8,666,695    $ 10,290,005    $  8,666,695
                                                                  ============     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid on deposits and borrowings                       $  5,145,783     $  4,360,973    $  2,608,573    $  2,193,644
   Income taxes paid                                                   961,450          639,834         960,000         639,834
   Transfers of loans to other real estate owned                       704,607                -         704,607               -
   Securitization of residential mortgage loans                              -                -               -               -
   Retirement of common stock                                          117,525                -         117,525               -


See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                   (Information as of and for the six months
                       ended June 30, 1998 is unaudited)

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

         The consolidated financial statements as of June 30, 1998, and for the six month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the six months ended June 30, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at June 30, 1998, were $294,425, a 1.44% or $4,185 increase from December 31, 1997. The increase in assets from December 31, 1997 occurred primarily in the loan portfolio and securities available for sale portfolio. Net loans at June 30, 1998 were $159,444, compared to $155,716 at December 31, 1997. The majority of the loan increase was a result of growth in the commercial real estate, residential construction and residential mortgage portfolios. The securities portfolio increased to $106,489 at June 30, 1998 from $95,164 at December 31, 1997. Deposits increased $10,199 or 4.46% from December 31, 1997, primarily in the non-interest bearing deposit category, which increased $8,019 from December 31, 1997. The Company had $25,812 outstanding in borrowings at June 30, 1998 compared to $35,658 at December 31, 1997.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,611 at June 30, 1998, which was 1.61% of loans. During the first six months of 1998, Monocacy had a $106 provision for loan losses and had net charge-offs of $34. At December 31, 1997, the allowance for loan losses was $2,539 or 1.60% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $1,516 at June 30, 1998, a decrease of 27.74% from the December 31, 1997 level of $2,098. Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses. The allowance for loan losses is 350.94% of non-accrual loans and 172.23% of non-performing assets at June 30, 1998.

Table 2, "Allowance for Loan Losses" shows the activity in the allowance for loan losses for the six month periods ended June 30, 1998 and 1997.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as for loan funding and to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $231,218 or 96.72% of total deposits at June 30, 1998.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold (purchased), loans held for sale and securities available for sale. Such assets totaled $121,183 or 41.16% of total assets at June 30, 1998.

In addition, the Bank has established lines of credit totaling $45,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At June 30, 1998, the Bank had $24,912 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of June 30, 1998, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least nine months of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1998.


                                                                     Minimum
                                    Monocacy Bancshares, Inc.       Regulatory
                                         June 30, 1998             Requirements
                                         -------------             ------------

     Risk-based capital ratios:
       Tier I capital                       13.50%                     4.00%
       Total capital                        14.75%                     8.00%
     Leverage capital ratio                  7.31%                  3.00%-5.00%


RESULTS OF OPERATIONS

Net income was $1,687 for the first six months of 1998, up from $1,246 or 35.39% for the same period last year. Net interest income was relatively stable for the first six months of 1998, as compared to the first six months of 1997. The provision for loan losses was $106 for the first six months of 1998 and $660 for the same period last year. The provision for loan losses was higher in 1997 due to an intense credit effort in 1997 dealing with the recognition and disposition of loan relationships that management had concluded no longer fit our long term objectives. These relationships generally involved credit and servicing issues. These initiatives have been concluded and, accordingly, reserves have been decreased to a level that management believes is sufficient, taking into consideration our improved credit culture.

Non-interest income increased by $828 or 57.10% for the first six months of 1998 with higher deposit service charges, loan servicing fees and more gains realized on the sales of securities. Mortgage-banking activities were more profitable during the six month period ended June 30, 1998, as evidenced by a 11.3% increase in servicing fees and gains on sales of loans. This increase is attributable to the improved performance of the Bank's mortgage banking division, Classic Mortgage Company.

The Company realized net gains on sales of securities available for sale of $703 for the six months ended June 30, 1998 as compared to losses of $3 for the same period in 1997. These security gains occurred with the sale of securities related to the Bank's overall asset/liability management practices and were taken to reposition the Bank's securities portfolio for funding loan growth and interest rate considerations.

Non-interest expenses grew by $492 or 10.96% for the six month period ended June 30, 1998, with higher staff levels and related costs and the additional investments in other resources made in late 1996 and early 1997. Professional fees are up 28.02% primarily due to the expenses related to workouts of credits and to the litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

Income taxes were $587 in the first six months of 1998 as compared to $149 for the first six months of 1997. The increased effective tax rate is due primarily to the decreased investment in tax-exempt municipal securities by the Company.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans
                             (dollars in thousands)


                                    June 30,     June 30,  December 31,
                                      1998         1997       1997
                                    --------     --------  ------------
Non-accrual loans:
Real Estate
  Commercial mortgage               $    365     $ 2,961      $  1,330
  Residential mortgage                   273         205           319
Commercial                                84         189           289
Consumer                                  22           2            23
                                    --------     -------      --------
Total non-accrual loans                  744       3,357         1,961
Foreclosed properties                    772         631           137
                                    ========     =======      ========
Total non-performing assets         $  1,516     $ 3,988      $  2,098
                                    ========     =======      ========

Allowance for loan losses to:
  Non-accrual loans                  350.94%      79.80%       129.47%
                                    ========     =======      ========
  Non-performing assets              172.23%      67.18%       121.02%
                                    ========     =======      ========

Accruing loans past due
  90 days or more                   $    156     $   677      $    760
                                    ========     =======      ========

Allowance for loan losses           $  2,611     $ 2,679      $  2,539
                                    ========     =======      ========

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses
                             (dollars in thousands)


                                    Six months ended June 30,     Three months ended June 30,
                                      1998            1997            1998           1997
                                    --------        --------        --------       --------
Allowance for loan losses
  at beginning of period            $  2,539        $  2,100        $  2,709       $  2,250
Provision for loan losses                106             660               -            480
Charge-offs                             (150)            (86)           (138)           (53)
Recoveries                               116               5              40              2
Allowance for loan losses
                                    ========        ========        ========       ========
  at end of period                  $  2,611        $  2,679        $  2,611       $  2,679
                                    ========        ========        ========       ========

Allowance for loan losses
  as a percentage of loans
  receivable, net of
  unearned income                      1.61%           1.61%
                                    ========        ========

                                    PART II


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

         On June 29, 1998, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on July 13, 1998, payable July 27, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit No.
              -----------

              11.0  Information used in the computation             Page 12
                    of earnings per share

              27.0 Financial Data Schedule                          Page 13

         (b)  Reports on Form 8-K

              Press release on resignation of Frank W. Neubauer.*



*Exhibit incorporated by reference

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MONOCACY BANCSHARES, INC.
                        Registrant

                        Principal Executive Officer:


                        By: /s/ Eric E. Glass
                           ___________________________
                           Eric E. Glass, Chairman of the Board and Acting CEO


                        Date: August 11, 1998


                        Principal Financial and Accounting Officer:


                        By: /s/ Michael K. Walsch
                           ____________________________

                           Michael K. Walsch, Executive Vice President


                        Date: August 11, 1998