Form 10-Q
period 1998-09-30
MONOCACY BANCSHARES INC
filed 1998-11-09
CIK 908962

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 12 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


                         Commission file number 0-22536

                           Monocacy Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Maryland                                   52-1824297
      ---------------------------------                 -------------------
        (State or Other Jurisdiction                      (I.R.S. Employer
      of Incorporation or Organization)                 Identification No.)

              222 E. Baltimore Street
                Taneytown, Maryland                             21787
      ----------------------------------------               ----------
      (Address of Principal Executive Offices)               (Zip Code)

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

1,799,005 shares of Common Stock, $5 par value per share, were outstanding as of October 30, 1998.

                           MONOCACY BANCSHARES, INC.

                          Index to Form 10-QSB Report

PART I  -  FINANCIAL INFORMATION

        Item 1. Financial Statements

                    Consolidated Balance Sheets ........................................     1

                    Consolidated Statements of Income and Comprehensive Income .........     2

                    Consolidated Statements of Stockholders' Equity ....................     3

                    Consolidated Statements of Cash Flows ..............................     4

                    Notes to Consolidated Financial Statements .........................     5

        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................................     6

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings ......................................................    12
        Item 2. Changes in Securities ..................................................    12
        Item 3. Defaults Upon Senior Securities ........................................    12
        Item 4. Submission of Matters to a Vote of Security Holders ....................    12
        Item 5. Other Information ......................................................    12
        Item 6. Exhibits and Reports on Form 8-K .......................................    12

        Signatures .....................................................................    13

                                      Part I

Item 1.  Financial Statements

                    Monocacy Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                       September 30,       December 31,
               Assets                                      1998                1997
               ------                                  -------------       -------------
                                                       (unaudited)
Cash and due from banks                                $  9,178,873        $  7,081,321
Federal funds sold                                       20,732,123          12,613,708
Interest-bearing deposits with other banks                2,802,954           1,184,481
Loans held for sale                                       2,680,413           4,940,424
Securities available for sale                            87,204,857          95,164,265
Loans, less allowance for loan losses of
  $2,615,362 and $2,538,853                             166,791,734         155,715,968
Bank premises and equipment                               8,067,013           8,170,589
Other real estate owned                                     772,052             137,296
Deferred income taxes                                       926,320             771,011
Accrued interest receivable                               1,809,129           2,151,978
Other assets                                              2,239,926           2,309,380
                                                       ------------        ------------
         Total Assets                                  $303,205,394        $290,240,421
                                                       ============        ============

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits                        $ 29,347,095        $ 25,224,565
  Interest bearing deposits                             207,789,648         203,645,080
                                                       ------------        ------------
                                                        237,136,743         228,869,645
  Federal funds purchased                                         -                   -
  Other borrowings                                       34,004,638          35,658,153
  Accrued interest and other expenses payable             1,095,148           1,270,535
  Dividends payable                                         215,881             179,137
  Other liabilities                                       4,634,757              94,663
                                                       ------------        ------------
      Total liabilities                                 277,087,167         266,072,133

Stockholders' Equity:
  Common stock                                            8,995,025           8,142,610
  Common stock dividend to be distributed                         -           4,033,720
  Surplus                                                15,358,805          11,862,866
  Retained earnings                                       1,570,643              66,301
  Accumulated comprehensive income                          193,754              62,791
                                                       ------------        ------------
      Total stockholders' equity                         26,118,227          24,168,288
                                                       ------------        ------------

         Total liabilities and stockholders' equity    $303,205,394        $290,240,421
                                                       ============        ============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
           Consolidated Statements of Income and Comprehensive Income
     For the nine and three month periods ended September 30, 1998 and 1997
                                  (unaudited)

                                                     Nine Months Ended September 30,     Three Months Ended September 30,
                                                        1998                1997            1998                1997
                                                    -------------       -------------   -------------       -------------
Interest income:
  Loans, including fees                             $ 11,475,621        $ 11,907,477    $  3,807,538        $  3,906,875
  Interest-bearing deposits with other banks              43,436              15,626           3,427               5,056
  Federal funds sold                                     287,588              69,785          51,106              33,637
  Securities available for sale                        4,393,839           2,411,151       1,479,682             906,880
  Investment securities                                        -             866,531               -             288,777
                                                    -------------       -------------   -------------       -------------

      Total interest income                           16,200,484          15,270,570       5,341,753           5,141,225
                                                    -------------       -------------   -------------       -------------
Interest expense:
  Deposits                                             7,198,413           7,135,553       2,443,187           2,430,684
  Federal funds purchased                                 27,389              26,567          16,099              11,257
  Other borrowings                                     1,472,533             578,360         464,636             263,871
                                                    -------------       -------------   -------------       -------------

  Total interest expense                               8,698,335           7,740,480       2,923,922           2,705,812
                                                    -------------       -------------   -------------       -------------

      Net interest income                              7,502,149           7,530,090       2,417,831           2,435,413

Provision for loan losses                                206,400           1,060,000         100,000             400,000
                                                    -------------       -------------   -----------------   -------------
      Net interest income after provision for loan
        losses                                        l7,295,749           6,470,090       2,317,831           2,035,413
                                                    -------------       -------------   -------------       -------------
Noninterest income:
  Service charges on deposit accounts                    496,421             430,334         156,441             165,866
  Loan service charges                                   541,611             495,492         175,495             171,461
  Trust department fees                                   73,858             118,433          17,916              39,782
  Gains and fees on sales of loans                       991,027             877,310         284,019             246,061
  Gains (losses) on sales of securities                  821,486               9,189         118,213              11,739
  Other                                                  166,373             204,530          60,353              50,608
                                                    -------------       -------------   -------------       -------------

      Total noninterest income                         3,090,776           2,135,288         812,437             685,517
                                                    -------------       -------------   -------------       -------------
Noninterest expense:
  Salaries & employee benefits                         4,354,790           4,160,916       1,243,744           1,427,301
  Occupancy                                              557,276             546,703         192,850             178,596
  Equipment                                              618,919             578,149         211,855             191,080
  Deposit insurance                                       38,000              45,000           8,000              15,000
  Professional fees                                      452,699             384,639         187,886             177,815
  Other                                                1,269,069           1,189,975         464,173             426,082
                                                    -------------       -------------   -------------       -------------

      Total noninterest expense                        7,290,753           6,905,382       2,308,508           2,415,874
                                                    -------------       -------------   -------------       -------------

Income before income taxes                             3,095,772           1,699,996         821,760             305,056

Provision for income taxes                               752,611              63,369         165,973             (85,907)

                                                    -------------       -------------   -------------       -------------
Net income                                             2,343,161           1,636,627         655,787             390,963
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                952,449             370,366         530,058             283,091
  Reclassification of gains (losses) included in
    income                                              (821,486)                  -        (118,213)                  -
                                                    -------------       -------------   -------------       -------------
Other comprehensive income                               130,963             370,366         411,845             283,091
                                                    -------------       -------------   -------------       -------------
Comprehensive income                                $  2,474,124        $  2,006,993    $  1,067,632        $    674,054
                                                    =============       =============   =============       =============

Net income per common share - basic                 $       1.30        $       0.92    $       0.36        $       0.22
                                                    =============       =============   =============       =============
Net income per common share - diluted               $       1.27        $       0.90    $       0.36        $       0.22
                                                    =============       =============   =============       =============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
    (Information for the nine months ended September 30, 1998 is unaudited)

                                                                                             Accumulated
                                                   Common Stock                                 Other          Total
                                         Common    Dividend to be                 Retained   Comprehensive  Stockholders'
                                         Stock      Distributed     Surplus       Earnings      Income         Equity
                                       ----------  -------------- -----------    ----------- -------------  -------------
Balance at December 31, 1995           $6,617,775   $ 2,845,643   $ 6,777,176    $ 4,908,739   $  18,748    $ 21,168,081

Net income                                      -             -             -      1,610,804           -       1,610,804
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          63,440             -       182,778              -           -         246,218
Issuance of 10% common stock dividend     660,405    (2,845,643)    2,185,238                                          -
Cash dividend                                   -             -             -       (585,020)          -        (585,020)
10% stock dividend to be distributed            -     3,699,159             -     (3,699,159)          -               -
Other comprehensive income                      -             -             -              -    (791,698)       (791,698)
                                       -----------  ------------  ------------   ------------  ----------    ------------
Balance at December 31, 1996            7,341,620     3,699,159     9,145,192       2,235,364   (772,950)     21,648,385

Net income                                      -             -             -       2,117,723          -       2,117,723
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          66,855             -       221,615              -           -         288,470
Issuance of 10% common stock dividend     734,135    (3,699,159)    2,496,059        461,483           -          (7,482)
Cash dividend                                   -             -             -       (714,549)          -        (714,549)
10% stock dividend to be distributed            -     4,033,720             -     (4,033,720)          -               -
Other comprehensive income                      -             -             -              -     835,741         835,741
                                       -----------  ------------  ------------   ------------  ----------    ------------
Balance at December 31, 1997            8,142,610     4,033,720    11,862,866         66,301      62,791      24,168,288

Net income for nine months                      -             -             -      2,343,161           -       2,343,161
Issuance of shares of common stock
  in connection with employee benefit
  and dividend reinvestment plans          57,440             -       174,719            -             -         232,159
Retirement of outstanding shares          (19,260)            -       (98,265)           -             -        (117,525)
Issuance of 10% common stock dividend     814,235    (4,033,720)    3,419,485     (200,000)            -               -
Cash dividend                                   -             -             -     (638,819)            -        (638,819)
Other comprehensive income                      -             -             -            -       130,963         130,963
                                       ===========  ============  ============  ============   ==========    ============
Balance at September 30, 1998          $8,995,025   $         -   $15,358,805   $ 1,570,643    $ 193,754     $26,118,227
                                       ===========  ============  ============  ============   ==========    ============

See the accompanying Notes to Consolidated Financial Statements.

                    Monocacy Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
     For the nine and three month periods ended September 30, 1998 and 1997
                                  (unaudited)

                                                            Nine Months Ended September 30,   Three Months Ended September 30,
                                                                 1998              1997           1998               1997
                                                            -------------      ------------   ------------      --------------
Cash flows from operating activities:
  Net income                                                $   2,343,161      $  1,636,627   $    655,787      $    390,963
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                 594,745           585,231        198,620           192,824
    Provision for loan losses                                     206,400         1,060,000        100,000           400,000
    Deferred income taxes                                        (222,775)         (512,645)       (94,942)         (194,052)
    (Gains)losses on sales of securities available for sale      (821,486)           (9,189)      (118,213)          (11,739)
    Proceeds from sales of loans originated                    33,382,147        22,273,155     15,272,575         3,626,800
    Disbursements for loans originated for                    (30,131,109)      (16,822,307)   (13,589,756)       (6,028,539)
    Gains on sale of loans                                       (991,027)         (877,310)      (284,019)         (246,061)
    Increase(decrease) in unearned income,
      net of origination costs                                    624,731           167,067        (68,707)          256,286
    Gain on sale of other real estate owned                             -            (5,483)             -            (5,483)
    Writdeown of other real estate owned                                -             5,500              -                 -
    Decrease in accrued interest receivable                       342,849            53,035        264,020           203,658
    Increase(decrease) in accrued interest and other
      expenses payable                                           (292,912)        1,187,239         (3,343)          697,365
  Other, net                                                     (653,052)          131,919     (1,349,334)          (56,006)
                                                               -----------     -------------  -------------     -------------
              Net cash provided by (used in)
                  operating activities                          4,381,672         8,872,839        982,688          (773,984)
                                                               -----------     -------------  -------------     -------------

Cash flows from investing activities:
  Net decrease in interest-bearing
    deposits with other banks                                  (1,618,473)         (210,166)    (2,477,899)         (314,744)
  Proceeds from maturities of investment securities                     -            12,693              -             4,397
  Proceeds from sales of securities available for sale         90,616,225         6,008,036     44,579,169         4,624,487
  Proceeds from maturities of securities available for sale    43,588,909         4,449,152      7,691,662         2,857,736
  Purchases of securities available for sale                 (125,225,811)      (34,787,956)   (32,244,326)      (20,936,875)
  Sales of loan participations                                  3,145,509                 -      1,101,509                 -
  Purchases of loan participations                             (2,791,475)       (8,727,546)      (352,500)         (900,013)
  Loan originations, net of principal repayments               (7,702,938)         (429,810)    (5,572,895)          (35,671)
  Purchases of bank premises and equipment                       (491,169)                -       (170,360)                -
  Proceeds from real estate owned                                  69,851           518,864              -           499,979
                                                            --------------     -------------  -------------     -------------
              Net cash provided by (used in)
                  investing activities                           (409,372)      (33,166,733)    12,554,360       (14,200,704)
                                                            --------------     -------------  -------------     -------------

Cash flows from financing activities:
  Net increase(decrease) in deposits                            8,267,098         4,509,714     (1,932,425)        1,683,423
  Proceeds from issuance of other borrowings                    8,193,135        26,966,119      8,193,135        17,350,000
  Repayments of other borrowings                               (9,846,650)       (6,833,615)             -          (201,726)
  Issuance of common stock                                        268,903           248,565         39,114            90,532
  Dividends paid on common stock                                 (638,819)         (535,413)      (215,881)         (178,823)
                                                            --------------     -------------  -------------     -------------
              Net cash provided by
                  financing activities                          6,243,667        24,355,370      6,083,943        18,743,406
                                                            --------------     -------------  -------------     -------------

Net increase in cash and cash equivalents                      10,215,967            61,476     19,620,991         3,768,718

Cash and cash equivalents at beginning of period               19,695,029        12,373,937     10,290,005         8,666,695

                                                            ==============     =============  =============     =============
Cash and cash equivalents at end of period                  $  29,910,996      $ 12,435,413   $ 29,910,996      $ 12,435,413
                                                            ==============     =============  =============     =============

Supplemental disclosures of cash flow information:
  Interest paid on deposits and borrowings                   $  5,145,783      $  6,777,241   $  2,595,758      $  2,416,268
  Income taxes paid                                               962,500           671,601          1,050            31,767
  Transfers of loans to other real estate owned                   704,607            73,000              -            73,000
  Securitization of residential mortgage loans                          -                 -              -
  Retirement of common stock                                      117,525                                -

See the accompanying Notes to Consolidated Financial Statements.

                    MONOCACY BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                   (Information as of and for the nine months
                     ended September 30, 1998 is unaudited)

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

The consolidated financial statements as of September 30, 1998, and for the nine month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Income for the nine months ended September 30, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

FINANCIAL CONDITION

Total assets at September 30, 1998, were $303,205, a 4.47% or $12,965 increase from December 31, 1997. The increase in assets from December 31, 1997 occurred primarily in the loan portfolio and in liquid assets. Net loans at September 30, 1998 were $166,792, compared to $155,716 at December 31, 1997. The majority of the loan increase was a result of growth in the commercial real estate, residential construction and residential mortgage portfolios. Federal funds sold increased $8,118, while securities available for sale decreased $7,959. During the third quarter of 1998, the Company sold securities in order to restructure the portfolio and some of the funds generated by these sales are still awaiting re-investment at September 30, 1998.

Deposits increased $8,267 or 3.61% from December 31, 1997. The Company had $34,005 outstanding in borrowings at September 30, 1998 compared to $35,658 at December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2,615 at September 30, 1998, which was 1.54% of loans. During the first nine months of 1998, Monocacy had a $206 provision for loan losses and had net charge-offs of $130. At December 31, 1997, the allowance for loan losses was $2,539 or 1.60% of loans.

Table 1, "Non-Performing Assets and Past Due Loans" for Monocacy shows total non-performing assets of $1,440 at September 30, 1998, a decrease of 31.36% from the December 31, 1997 level of $2,098. Based upon the latest quarterly analysis of the loan portfolio, Management considers the allowance for loan losses to be adequate to absorb any reasonable, foreseeable loan losses. The allowance for loan losses is 391.47% of non-accrual loans and 181.60% of non-performing assets at September 30, 1998.

Table 2, "Allowance for Loan Losses" shows the activity in the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997.

LIQUIDITY

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as for loan funding and to meet current and planned expenditures.

The Company's liquidity is derived primarily from its deposit base and equity capital. Core deposits, defined as all deposits except certificates of deposit of $100 or more, totaled $229,975 or 96.98% of total deposits at September 30, 1998.

Liquidity is also provided through the Company's portfolios of cash and interest bearing deposits in other banks, federal funds sold (purchased), loans held for sale and securities available for sale. Such assets totaled $122,599 or 40.43% of total assets at September 30, 1998.

In addition, the Bank has established lines of credit totaling $45,000 with the Federal Home Loan Bank of Atlanta (the "FHLB") as an additional source of liquidity. At September 30, 1998, the Bank had $33,717 outstanding with the FHLB and had sufficient collateral necessary to borrow the full amount available under the lines of credit.

CAPITAL RESOURCES

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of September 30, 1998, the required minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least nine months of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and making certain other adjustments ("Tier I capital").

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

The table below presents the Company's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1998.

                                                                     Minimum
                              Monocacy Bancshares, Inc              Regulatory
                                   September 30,                   Requirements
                              ------------------------             ------------

Risk-based capital ratios:
  Tier I capital                      13.06%                          4.00%
  Total capital                       14.31%                          8.00%
Leverage capital ratio                 7.73%                        3.00%-5.00%

RESULTS OF OPERATIONS

Net income was $2,343 for the first nine months of 1998, up from $1,637 or 43.13% for the same period last year. Net interest income was relatively stable for the first nine months of 1998, as compared to the first nine months of 1997. The provision for loan losses was $206 for the first nine months of 1998 and $1,060 for the same period last year. The provision for loan losses was higher in 1997 due to an intense credit effort in 1997 dealing with the recognition and disposition of loan relationships that management had concluded no longer fit our long term objectives. These relationships generally involved credit and servicing issues. These initiatives have been concluded and, accordingly, reserves have been decreased to a level that management believes is sufficient, taking into consideration our improved credit culture.

Non-interest income increased by $956 or 44.78% for the first nine months of 1998 with higher deposit service charges, loan servicing fees and more gains realized on the sales of securities. Mortgage-banking activities were more profitable during the nine month period ended September 30, 1998, as evidenced by a 11.6% increase in servicing fees and gains on sales of loans. This increase is attributable to the improved performance of the Bank's mortgage banking division, Classic Mortgage Company.

The Company realized net gains on sales of securities available for sale of $821 for the nine months ended September 30, 1998 as compared to gains of $9 for the same period in 1997. These security gains occurred with the sale of securities related to the Bank's overall asset/liability management practices and were taken to reposition the Bank's securities portfolio for funding loan growth and interest rate considerations.

Non-interest expenses grew by $386 or 5.59% for the nine month period ended September 30, 1998, with higher staff levels and related costs and the additional investments in other resources made in late 1996 and early 1997. Professional fees are up 17.66% primarily due to the expenses related to workouts of credits and to the litigation noted in Note 13 to the Company's Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

Income taxes were $753 in the first nine months of 1998 as compared to $63 for the first nine months of 1997. The increased effective tax rate is due primarily to the decreased investment in tax-exempt municipal securities by the Company.

MERGER

The announced merger with F & M Bancorp is proceeding on schedule and the transaction is expected to be completed by November 30, 1998. During the second quarter, it was announced that the dividend reinvestment program has been suspended until the merger is completed. Following the merger, Monocacy shareholders will have an opportunity to enroll in the F & M Bancorp's Dividend Reinvestment and Stock Purchase Plan.

YEAR 2000

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. It is anticipated that most systems may recognize a date using "00" as the year "1900" rather than "2000." This could result in system failure, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The Company recognizes that the Year 2000 problem is more than just a systems issue. It is a business issue and is being dealt with in that manner.

Monocacy is committed to ensuring that the Company's daily operations suffer little or no impact from the century date change. The Company has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines. The guidelines include, awareness, assessment, renovation or remediation, testing and implementation.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the Year 2000. The Company has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships and environmental programs.

The Company has acquired its mission-critical system from a highly regarded third-party vendor. Thus, even though the Company does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Company's computer systems. The Company could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Company has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, the Company is dependent on external suppliers, such as wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. The Company is also assessing the impact, if any, the century date change may have on its credit risk. The Company is contacting its large commercial loan customers concerning their level of readiness for Year 2000. The Company has initiated formal communications with all of its vendors and large commercial customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Year 2000 issues. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates.

In April 1998, the Company began converting its computer systems to be Year 2000 compliant. As of September 30, 1998, approximately 60% of the Company's systems were compliant, with all systems expected to be compliant by April 1999.

The Company has developed a comprehensive Y2K testing plan. This plan includes:

      * Prioritization of all mainframe and PC based applications, third-party relationships, environmental and proprietary programs to be tested.

      *     Description of testing environments established.

      * Types of testing - limited unit testing, system testing and combined system integration and acceptance testing.

      *     Test scripts.

      *     Testing resources.

      *     Testing validation and certification.

      *     Testing reporting.

As of September 30, 1998, $20,000 has been expended as Year 2000 costs. Management expects to spend a total of $200,000 for the entire project. The estimate Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, be it a supplier of services or a customer, the Y2K issue could possibly have a material effect on the Company's operations and financial position.

The cost of the projects and the date on which the Company plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

At present, management believes it's progress in installing the Y2K complaint upgrades to the third-party vendor mainframe and PC based computer applications is on target. The Y2K computer problem creates risk for the Company from unforseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Company's ability to conduct business.

The Company is in the process of obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Company. The Company's contingency plans involved the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan has been developed for mission-critical and required mainframe and PC based applications, third-party relationships and environmental programs. This contingency plan identifies scheduled completion dates, test dates and trigger dates. The trigger date is the date the Company would implement the contingency plan.

A detailed business resumption contingency plan is currently under development with a target completion ate of December 31, 1998. The resumption contingency plan calculates a risk factors for each core business line and/or product. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

As a bank holding company, the Company and its subsidiary, the Bank, are subject to the regulations and oversight of various banking regulators. Their oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the holding company and its subsidiary's Year 2000 programs are conducted on a periodic basis.

Table 1

                           Monocacy Bancshares, Inc.
                    Non-Performing Assets and Past Due Loans

                                 September 30,  September 30, December 31,
                                     1998           1997         1997
                                 -------------  ------------- ------------
Non-accrual loans:
Real Estate
    Commercial mortgage             $   347        $ 2,652       $ 1,330
    Residential mortgage                221            425           319
Commercial                               84            305           289
Consumer                                 16             27            23
                                   ---------      ---------     ---------
Total non-accrual loans                 668          3,409         1,961
Foreclosed properties                   772            210           137
                                   =========      =========     =========
Total non-performing assets         $ 1,440        $ 3,619       $ 2,098
                                   =========      =========     =========
Allowance for loan losses to:
    Non-accrual loans                391.47%         89.47%       129.47%
                                   =========      =========     =========
    Non-performing assets            181.60%         84.28%       121.02%
                                   =========      =========     =========
Accruing loans past due
    90 days or more                 $   226        $ 2,099         $ 760
                                   =========      =========     =========

Allowance for loan losses           $ 2,615        $ 3,050       $ 2,539
                                   =========      =========     =========

Table 2

                           Monocacy Bancshares, Inc.
                           Allowance For Loan Losses

                               Nine months ended September 30     Three months ended September 30,
                                  1998               1997            1998                 1997
                               -----------        -----------     -----------          -----------
Allowance for loan losses
    at beginning of period       $ 2,539            $ 2,100          $ 2,611              $ 2,679
Provision for loan losses            206              1,060              100                  400
Charge-offs                         (252)              (128)            (102)                 (41)
Recoveries                           122                 18                6                   12
                                ---------          ---------        ---------            ---------
Allowance for loan losses
    at end of period             $ 2,615            $ 3,050          $ 2,615              $ 3,050
                                =========          =========        =========            =========
Allowance for loan losses
    as a percentage of loans
    receivable, net of
    unearned income                 1.54%              1.82%
                                 ========          =========

                                    PART II

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information

        On September 28, 1998, the Board of Directors of the Company declared a $.12 per share cash dividend to common stockholders of record on October 13, 1998, payable October 26, 1998.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             Exhibit No.
             -----------

             11.0  Information used in the computation      Page 14
                   of earnings per share

             27.0  Financial Data Schedule                  Page 15

        (b)  Reports on Form 8-K

             Press release on merger with F&M Bancorp*

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



                             MONOCACY BANCSHARES, INC.
                             Registrant

                             Principal Executive Officer:

                             By: Eric E. Glass
                                 ___________________________
                             Eric E. Glass, Chairman of the Board and Acting CEO

                             Date: November 4, 1998


                             Principal Financial and Accounting Officer:

                             By: Michael K. Walsch
                                 ___________________________
                             Michael K. Walsch, Executive Vice President

                             Date: November 4, 1998